Form 10-Q
period 2007-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2007-03-19
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32910

CurrencySharesSM Canadian Dollar Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 06-6551776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9601 Blackwell Road, Suit 500

Rockville, Maryland 20850

(Address of principal executive offices) (Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	2

Statements of Financial Condition at January 31, 2007 (unaudited) and October 31, 2006	2

Statement of Income and Comprehensive Income for the three months ended January 31, 2007 (unaudited)	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2007 (unaudited) and the period from June 8, 2006 (date of inception) to October 31, 2006	4

Statement of Cash Flows for the three months ended January 31, 2007 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION	17

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

(Unaudited)

	January 31, 2007	October 31, 2006
	(Unaudited)
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$38,161,465	$40,081,945
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	123,368	132,582

Total Assets	$38,284,833	$40,214,527

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$12,987	$13,640

Total Liabilities	12,987	13,640

Commitments and Contingent Liabilities (note 7)	—	—

Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 450,000 issued and outstanding	38,271,846	40,200,887
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$38,284,833	$40,214,527

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statement of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2007
Income
Interest income	$375,162

Total Income	375,162

Expenses
Sponsor’s fee	(39,338)

Total Expenses	(39,338)
Net Income	$335,824

Other Comprehensive Income
Currency translation adjustment	(6,835)

Total Comprehensive Income	$328,989

Earnings per share	$0.75
Weighted-average Shares Outstanding	450,000
Cash Dividends per Share	$0.75

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$—
Net Income	335,824	367,156

Distributions Paid	(338,746)	(282,955)
Adjustment of redeemable capital shares to redemption value	2,922	(84,201)

Retained Earnings Balance, End of Period	—	—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(6,835)	(425)
Adjustment of redeemable capital shares to redemption value	6,835	425

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statement of Cash Flows

(Unaudited)

Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$378,084
Cash paid for expenses	(39,338)

Net cash provided by operating activities	338,746

Cash flows from financing activities
Cash received to purchase redeemable shares	—
Cash paid to redeem redeemable shares	—
Cash paid for distributions	(338,746)

Net cash used in financing activities	(338,746)

Adjustment to period cash flows due to currency movement	(1,920,480)

Increase in cash	(1,920,480)

Cash at beginning of period	40,081,945

Cash at end of period	$38,161,465

Reconciliation of net income to net cash provided by operating activities

Net income	$335,824
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(123,368)
Decrease in prior period receivable from accrued interest	132,582
Currency translation adjustment	(5,639)
Increase in accrued sponsor fee	12,987
Decrease in prior period accrued sponsor fee	(13,640)

Net cash provided by operating activities	$338,746

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2007.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 3. For NAV calculation purposes, Canadian Dollar Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/ Canadian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

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

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares (‘Shareholders”) of the Trust.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January, 2007, an income distribution of $0.24573 per share was paid on February 8, 2007.

3. Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar -denominated, interest-bearing demand account. For the three months ending January 31, 2007, there were no Canadian Dollar principal deposits and no Canadian Dollar principal redemptions resulting in an ending Canadian Dollar principal balance of 45,000,000. This equates to 38,161,465 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Canadian Dollar principal deposits of 45,000,000 and Canadian Dollar principal redemptions of 100 resulting in an ending Canadian Dollar principal balance of 45,000,000. This equated to 40,081,945 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for Canadian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed Baskets.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2007 (Unaudited)		Period from June 8, 2005 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$40,200,887	1	$89
Shares issued	—	—	450,000	40,163,290
Shares redeemed	—	—	(1)	(89)
Adjustment to period Shares due to currency movement and other	—	(1,929,041)	—	37,597

Ending redemption balance	450,000	$38,271,846	450,000	$40,200,887

The Trustee will calculate the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Canadian Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculate the value of the Canadian Dollars in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s Canadian Dollars, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

7. Concentration Risk

All of the Trust’s assets are Canadian Dollars, which creates a concentration risk associated with fluctuations in the price of the Canadian Dollar. Accordingly, a decline in the price of the Canadian Dollar to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Canadian Dollar include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Canadian Dollars by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Canadian Dollars as part of their reserve assets) could adversely affect an investment in the Shares.

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

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Definition of Net Asset Value, Valuation of the Canadian Dollar

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of the Canadian Dollar in the Trust at the end of the preceding business day accrued but unpaid interest, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV is expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2007 was an annual nominal rate of 3.78%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/3/2007	$0.25	$85.50	0.29%	3.38%
12/1/2006	$0.25	$87.40	0.28%	3.40%
11/1/2006	$0.26	$88.40	0.30%	3.47%
10/2/2006	$0.26	$89.67	0.29%	3.45%
9/1/2006	$0.26	$90.48	0.29%	3.39%
8/1/2006	$0.25	$88.41	0.28%	3.31%
7/3/2006	$0.09	$90.03	0.10%	3.48%

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

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

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

The functional currency of the Trust is the Canadian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 100 Canadian Dollars with the Depository in exchange for one Share. The Depository received 15,000,000 Canadian Dollar on behalf of the Trust in exchange for 150,000 Shares on July 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through January 31, 2007 an additional 300,000 Shares had been created in exchange for 30,000,000 Canadian Dollars and the seed capital of 100 Canadian Dollars had been redeemed.

As of January 31, 2007 the amount of Canadian Dollars owned by the Trust was 45,000,000 resulting in a USD value of $ 38,161,465 based on the NAV on January 31, 2007.

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollar. Each outstanding Share represents a proportional interest in the Canadian Dollar held by the Trust. The following chart provides recent trends on the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD during the period from August 1, 2005 to January 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Trust is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDEX SPECIALIZED PRODUCTS LLC D/B/A RYDEX INVESTMENTS, SPONSOR OF CURRENCYSHARESSM CANADIAN DOLLAR TRUST

Date: March 19, 2007	By:	/s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)