Form 10-Q
period 2007-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2007-09-14
CIK 1353612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

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

CURRENCYSHARESSM CANADIAN DOLLAR TRUST
INDEX

Item 1.    FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$70,382,883	$40,081,945
Canadian Dollar deposits, non-interest bearing	22,538	--
Receivable from accrued interest	215,592	132,582

Total Assets	$70,621,013	$40,214,527

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$21,430	$13,640

Total Liabilities	21,430	13,640
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
11,500,000 authorized - 750,000 and 450,000 issued and
outstanding, respectively	70,599,583	40,200,887
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$70,621,013	$40,214,527

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$535,677	$1,286,484	$78,390

Total Income	535,677	1,286,484	78,390
Expenses
Sponsor’s fee	(54,972)	(133,801)	(8,360)

Total Expenses	(54,972)	(133,801)	(8,360)
Net Income	$480,705	$1,152,683	$70,030

Other Comprehensive Income
Currency translation adjustment	2,121	10,715	(508)

Total Comprehensive Income	$482,826	$1,163,398	$69,522

Earnings per share	$0.81	$2.29	$0.41
Weighted-average Shares Outstanding	590,761	503,663	172,222
Cash Dividends per Share	$0.72	$2.19	$0.08

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine Months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,152,683	367,156
Distributions Paid	(1,098,428)	(282,955)
Adjustment of redeemable capital shares to redemption value	(54,255)	(84,201)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	10,715	(425)
Adjustment of redeemable capital shares to redemption value	(10,715)	425

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust
Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] To July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$1,206,929	$6,829
Cash paid for expenses	(126,373)	(733)

Net cash provided by operating activities	1,080,556	6,096
Cash flows from financing activities
Cash received to purchase redeemable shares	26,649,073	26,740,260
Cash paid to redeem redeemable shares	--	(89)
Cash paid for distributions	(1,098,428)	(12,925)

Net cash provided by financing activities	25,550,645	26,727,246
Adjustment to period cash flows due to currency movement	3,692,275	(193,707)

Increase in cash	30,323,476	26,539,635
Cash at beginning of period	40,081,945	89

Cash at end of period	$70,405,421	$26,539,724

Reconciliation of net income to net cash provided by
operating activities
Net income	$1,152,683	$70,030
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(215,592)	(71,042)
Decrease in prior period receivable from accrued interest	132,582	--
Currency translation adjustment	3,093	(464)
Increase in accrued sponsor fee	21,430	7,572
Decrease in prior period accrued sponsor fee	(13,640)	--

Net cash provided by operating activities	$1,080,556	$6,096

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

E.    Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July, 2007, an income distribution of $0.28853 per share was paid on August 8, 2007.

3.    Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar -denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were Canadian Dollar principal deposits of 30,000,000 and no Canadian Dollar principal redemptions resulting in an ending Canadian Dollar principal balance of 75,000,000. This equates to 70,382,883 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Canadian Dollar principal deposits of 45,000,000 and Canadian Dollar principal redemptions of 100 resulting in an ending Canadian Dollar principal balance of 45,000,000. This equated to 40,081,945 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	450,000	$40,200,887	1	$89
Shares issued	300,000	26,649,073	450,000	40,163,290
Shares redeemed	--	--	(1)	(89)
Adjustment to period Shares due to
currency movement and other	--	3,749,623	--	37,597

Ending redemption balance	750,000	$70,599,583	450,000	$40,200,887

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Canadian Dollar (expressed as a multiple of 100 Canadian Dollars – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 4.03%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXC Distribution History Current Reporting Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.26546	$ 94.78	0.28%	3.41%
6/1/2007	$ 0.27012	$ 94.35	0.29%	3.37%
5/1/2007	$ 0.25049	$ 90.20	0.28%	3.38%

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

The functional currency of the Trust is the Canadian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 when the Sponsor deposited 100 Canadian Dollars with the Depository in exchange for one Share. The Depository received 15,000,000 Canadian Dollars on behalf of the Trust in exchange for 150,000 Shares on July 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2007 an additional 600,000 Shares had been created in exchange for 60,000,000 Canadian Dollars and the seed capital of 100 Canadian Dollars had been redeemed.

As of July 31, 2007 the number of Canadian Dollars owned by the Trust was 75,000,000 resulting in a USD value of $70,599,583 based on the NAV on July 31, 2007.

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides recent trends on the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD during the period from August 1, 2005 to July 31, 2007 and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T.    CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM CANADIAN DOLLAR TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)