Form 10-Q
period 2008-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2008-03-14
CIK 1353612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32906

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

CURRENCYSHARESSM CANADIAN DOLLAR TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust
Statements of Financial Condition

	January 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$184,667,598	$163,226,622
Canadian Dollar deposits, non-interest bearing	--	52,749
Receivable from accrued interest	635,413	532,338

Total Assets	$185,303,011	$163,811,709

Liabilities and Shareholders’ Equity
Current Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$55,586	$--
Accrued Sponsor's fee	69,634	50,120

Total Liabilities	125,220	50,120
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
11,500,000 authorized - 1,850,000 and 1,550,000 issued and
outstanding, respectively	185,177,791	163,761,589
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$185,303,011	$163,811,709

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust
Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Income
Interest income	$1,896,885	$375,162

Total Income	1,896,885	375,162
Expenses
Sponsor’s fee	(199,859)	(39,338)

Total Expenses	(199,859)	(39,338)
Net Income	$1,697,026	$335,824

Other Comprehensive Income
Currency translation adjustment	(16,601)	(6,835)

Total Comprehensive Income	$1,680,425	$328,989

Earnings per share	$0.86	$0.75
Weighted-average Shares Outstanding	1,983,152	450,000
Cash Dividends per Share	$0.86	$0.75

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust
Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	1,697,026	2,124,858
Distributions Paid	(1,701,617)	(1,935,265)
Adjustment of redeemable capital shares to redemption value	4,591	(189,593)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(16,601)	82,072
Adjustment of redeemable capital shares to redemption value	16,601	(82,072)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust
Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2008	Three months ended January 31, 2007
Cash flows from operating activities
Cash received for accrued income	$1,764,780	$378,084
Cash paid for expenses	(177,514)	(39,338)

Net cash provided by operating activities	1,587,266	338,746
Cash flows from financing activities
Cash received to purchase redeemable shares	116,101,041	--
Cash paid to redeem redeemable shares	(85,851,384)	--
Cash paid for distributions	(1,701,617)	(338,746)

Net cash provided by/(used in) financing activities	28,548,040	(338,746)
Adjustment to period cash flows due to currency movement	(8,802,665)	(1,920,480)

Increase/(decrease) in cash	21,332,641	(1,920,480)
Cash at beginning of period	163,279,371	40,081,945

Cash at end of period	$184,612,012	$38,161,465

Reconciliation of net income to net cash provided by
operating activities
Net income	$1,697,026	$335,824
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(635,413)	(123,368)
Decrease in prior period receivable from accrued interest	532,338	132,582
Currency translation adjustment	(26,199)	(5,639)
Increase in accrued sponsor fee	69,634	12,987
Decrease in prior period accrued sponsor fee	(50,120)	(13,640)

Net cash provided by operating activities	$1,587,266	$338,746

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 29, 2008.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of January, 2008, an income distribution of $0.27507 per share was paid on February 8, 2008.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2008, there were Canadian Dollar principal deposits of 115,000,000 and Canadian Dollar principal redemptions of 85,000,000 resulting in an ending Canadian Dollar principal balance of 185,000,000. This equates to 184,667,598 USD. For the year ended October 31, 2007, there were Canadian Dollar principal deposits of 125,000,000 and Canadian Dollar principal redemptions of 15,000,000 resulting in an ending Canadian Dollar principal balance of 155,000,000. This equated to 163,226,622 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,550,000	$163,761,589	450,000	$40,200,887
Shares issued	1,150,000	116,101,041	1,250,000	113,842,591
Shares redeemed	(850,000)	(85,851,384)	(150,000)	(13,650,851)
Adjustment to period Shares due to
currency movement and other	--	(8,833,455)	--	23,368,962

Ending redemption balance	1,850,000	$185,177,791	1,550,000	$163,761,589

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

The Shares, which began trading on June 26, 2006, trade under the ticker symbol “FXC” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

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

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Canadian Dollar (expressed as a multiple of 100 Canadian Dollars – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of January 31, 2008 was an annual nominal rate of 3.53%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History -- Current Period
Date	Value	NAV	Yield	Annualized Yield
1/2/2008	$0.28281	$100.80	0.28%	3.41%
12/3/2007	$0.30351	$100.03	0.30%	3.57%
11/1/2007	$0.34745	$105.31	0.33%	3.88%

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

During the three months ended January 31, 2008 an additional 1,150,000 shares had been created in exchange for 115,000,000 Canadian Dollars and 850,000 shares were redeemed in exchange for 85,000,000 Canadian Dollars. As of January 31, 2008 the number of Canadian Dollars owned by the Trust was 185,000,000 resulting in a redeemable capital share value of $ 185,177,791.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended January 31, 2008, 17 Baskets (850,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2007 - 11/30/2007	150,000	$101.40
12/01/2007 - 12/31/2007	450,000	$ 99.33
01/01/2008 - 01/31/2008	250,000	$ 97.46

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM
CANADIAN DOLLAR TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Canadian Dollar Trust
Date: March 14, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)