Form 10-Q
period 2008-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2008-09-15
CIK 1353612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X   Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM CANADIAN DOLLAR TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$219,276,874	$163,226,622
Canadian Dollar deposits, non-interest bearing	--	52,749
Receivable from accrued interest	475,100	532,338

Total Assets	$219,751,974	$163,811,709

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$74,364	$50,120

Total Liabilities	74,364	50,120
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
11,500,000 authorized - 2,250,000 and 1,550,000 issued and
outstanding, respectively	219,677,610	163,761,589
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$219,751,974	$163,811,709

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$1,378,403	$4,794,029	$535,677	$1,286,484

Total Income	1,378,403	4,794,029	535,677	1,286,484
Expenses
Sponsor’s fee	(217,289)	(611,091)	(54,972)	(133,801)

Total Expenses	(217,289)	(611,091)	(54,972)	(133,801)
Net Income	$1,161,114	$4,182,938	$480,705	$1,152,683

Other Comprehensive Income
Currency translation adjustment	(18,558)	(40,410)	2,121	10,715

Total Comprehensive Income	$1,142,556	$4,142,528	$482,826	$1,163,398

Earnings per Share	$0.53	$2.03	$0.81	$2.29
Weighted-average Shares
Outstanding	2,184,783	2,055,839	590,761	503,663
Cash Dividends per Share	$0.54	$2.11	$0.72	$2.19

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	4,182,938	2,124,858
Distributions Paid	(4,332,178)	(1,935,265)
Adjustment of redeemable capital shares to redemption value	149,240	(189,593)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	(40,410)	82,072
Adjustment of redeemable capital shares to redemption value	40,410	(82,072)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$4,807,074	$1,206,929
Cash paid for expenses	(582,557)	(126,373)

Net cash provided by operating activities	4,224,517	1,080,556
Cash flows from financing activities
Cash received to purchase redeemable shares	184,838,536	26,649,073
Cash paid to redeem redeemable shares	(114,941,481)	--
Cash paid for distributions	(4,332,178)	(1,098,428)

Net cash provided by financing activities	65,564,877	25,550,645
Adjustment to period cash flows due to currency movement	(13,791,891)	3,692,275

Increase in cash	55,997,503	30,323,476
Cash at beginning of period	163,279,371	40,081,945

Cash at end of period	$219,276,874	$70,405,421

Reconciliation of net income to net cash provided by
operating activities
Net income	$4,182,938	$1,152,683
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(475,100)	(215,592)
Decrease in prior period receivable from accrued interest	532,338	132,582
Currency translation adjustment	(39,903)	3,093
Increase in accrued sponsor fee	74,364	21,430
Decrease in prior period accrued sponsor fee	(50,120)	(13,640)

Net cash provided by operating activities	$4,224,517	$1,080,556

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July, 2008, an income distribution of $0.17842 per share was paid on August 8, 2008.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2008, there were Canadian Dollar principal deposits of 185,000,000 and Canadian Dollar principal redemptions of 115,000,000 resulting in an ending Canadian Dollar principal balance of 225,000,000. This equates to 219,276,874 USD. For the year ended October 31, 2007, there were Canadian Dollar principal deposits of 125,000,000 and Canadian Dollar principal redemptions of 15,000,000 resulting in an ending Canadian Dollar principal balance of 155,000,000. This equated to 163,226,622 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,550,000	$163,761,589	450,000	$40,200,887
Shares issued	1,850,000	184,838,536	1,250,000	113,842,591
Shares redeemed	(1,150,000)	(114,941,481)	(150,000)	(13,650,851)
Adjustment to period Shares due to
currency movement and other	--	(13,981,034)	--	23,368,962

Ending redemption balance	2,250,000	$219,677,610	1,550,000	$163,761,589

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

All of the Trust’s Canadian Dollars are held by the Depository.  Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 2.45%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.17362	$97.85	0.18%	2.09%
6/2/2008	$0.17887	$99.90	0.18%	2.18%
5/1/2008	$0.19691	$98.17	0.20%	2.37%

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

The functional currency of the Trust is the Canadian Dollar in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of Canadian Dollars owned by the Trust was 45,000,000 resulting in a redeemable capital share value of $40,200,887. As of October 31, 2007, the number of Canadian Dollars owned by the Trust was 155,000,000 resulting in a redeemable capital share value of $163,761,589.

During the nine months ended July 31, 2008, an additional 1,850,000 shares had been created in exchange for 185,000,000 Canadian Dollars and 1,150,000 shares were redeemed in exchange for 115,000,000 Canadian Dollars. As of July 31, 2008, the number of Canadian Dollars owned by the Trust was 225,000,000 resulting in a redeemable capital share value of $219,677,610.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

CURRENCYSHARESSM
CANADIAN DOLLAR TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Canadian Dollar Trust
Date: September 15, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)