Form 10-K
period 2008-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2009-01-14
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 2,100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2008 as reported by NYSE Arca on that date: $208,824,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust's principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust's service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. The Sponsor was paid $797,034 for the fiscal year ended October 31, 2008.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Canadian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Canadian Dollar/USD as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing

Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

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

AVAILABILITY OF SEC REPORTS AND OTHER INFORMATION

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC. The reports and other information can be accessed through the Trust’s website at www.currencyshares.com.

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

Each outstanding Share represents a fractional, undivided interest in the Canadian Dollar held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Canadian Dollar from the Trust to pay these excess expenses. As a result, the amount of Canadian Dollars represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Canadian Dollars into the Trust, as the amount of Canadian Dollar required to create Shares will proportionately reflect the amount of Canadian Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Canadian Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of Canadian Dollar as the amount of Canadian Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of Canadian Dollars increases.

Investors should be aware that a gradual decline in the amount of Canadian Dollars represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Canadian Dollars. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

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

The License Agreement with The Bank of New York Mellon may be terminated by The Bank of New York Mellon in the event of a material breach. Termination of the License Agreement might lead to early termination and liquidation of the Trust.

The Bank of New York Mellon (“BNY Mellon”) and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by BNY Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of BNY Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of BNY Mellon’s patent applications issue as patents, then BNY Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

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

For each of the quarters during the fiscal years ended October 31, 2008 and October 31, 2007, the high and low sale prices of the Shares as reported for NYSE (prior to October 30, 2007) and NYSE Arca transactions (on and after October 30, 2007) were as follows:

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$109.26	$97.22
April 30, 2008	$102.71	$97.78
July 31, 2008	$101.81	$97.26
October 31, 2008	$97.36	$77.81

Fiscal Year Ended October 31, 2007:	High	Low
Quarter Ended
January 31, 2007	$88.72	$84.70
April 30, 2007	$90.44	$84.36
July 31, 2007	$96.65	$89.92
October 31, 2007	$106.42	$92.85

The number of record holders of Shares of the registrant as of November 30, 2008 was approximately 84.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	200,000	$94.40
September	200,000	$93.93
October	—	—

Item 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal year ended October 31, 2008, the fiscal year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$5,899,178	$2,359,487	$409,737

Total Income	5,899,178	2,359,487	409,737

Expenses
Sponsor’s fee	(797,034)	(234,629)	(42,581)

Total Expenses	(797,034)	(234,629)	(42,581)
Net Income	$5,102,144	$2,124,858	$367,156
Other Comprehensive Income
Currency translation adjustment	(129,171)	82,072	(425)

Total Comprehensive Income	$4,972,973	$2,206,930	$366,731

Basic and Diluted Earnings per Share	$2.51	$3.30	$1.19
Weighted-average Shares Outstanding	2,035,792	643,288	309,247
Cash Dividends per Share	$2.64	$3.07	$0.91

As of October 31, 2008, total assets were $152,420,510, and for the fiscal year ended October 31, 2008, net cash flows were $(11,116,186).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NAV PER SHARE; VALUATION OF THE CANADIAN DOLLAR

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate, expressed as a multiple of 100 Canadian Dollars (Noon Buying Rate x 100):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2008 was an annual nominal rate of 1.53%.The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2008	$0.17911	$94.29	0.19%	2.24%
9/2/2008	$0.17073	$93.49	0.18%	2.23%
8/1/2008	$0.17842	$97.57	0.18%	2.16%

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

During the year ended October 31, 2008, an additional 1,850,000 shares had been created in exchange for 185,000,000 Canadian Dollars and 1,550,000 shares were redeemed in exchange for 155,000,000 Canadian Dollars. As of October 31, 2008, the number of Canadian Dollars owned by the Trust was 185,000,000 resulting in a redeemable capital share value of $152,365,582.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2008.

The assessment by the chief executive officer and chief financial officer of the Sponsor of the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their report included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.

Item 11.	EXECUTIVE COMPENSATION.

Not applicable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

None.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2008 and October 31, 2007 were:

	2008	2007
Audit Fees	$13,125	$23,929
Audit-related fees	26,250	30,357
Tax fees	0	0
All other Fees	0	0

	$39,375	$54,286

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

4.1	Form of Depositary Trust Agreement, incorporated herein by reference to Exhibit 4.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

4.2	Form of Participant Agreement, incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

10.1	Form of Deposit Account Agreement, incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

10.2	Form of Sublicense Agreement, incorporated herein by reference to Exhibit 10.2 filed with Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencySharesSM Canadian Dollar Trust

Financial Statements as of October 31, 2008

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2008 and October 31, 2007	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception)to October 31, 2006	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception)to October 31, 2006	F-5

Statements of Cash Flows for the year ended October 31, 2008, the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Canadian Dollar Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Canadian Dollar Trust (the "Trust") at October 31, 2008 and October 31, 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and October 31, 2007 and for the period June 8, 2006 (commencement of operations) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Baltimore, Maryland
January 14, 2009

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2008	October 31, 2007
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$152,163,185	$163,226,622
Canadian Dollar deposits, non-interest bearing	—	52,749
Receivable from accrued interest	257,325	532,338

Total Assets	$152,420,510	$163,811,709

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$54,928	$50,120

Total Liabilities	54,928	50,120
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 1,850,000 and 1,550,000 issued and outstanding, respectively	152,365,582	163,761,589
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$152,420,510	$163,811,709

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$5,899,178	$2,359,487	$409,737

Total Income	5,899,178	2,359,487	409,737

Expenses
Sponsor’s fee	(797,034)	(234,629)	(42,581)

Total Expenses	(797,034)	(234,629)	(42,581)
Net Income	$5,102,144	$2,124,858	$367,156

Other Comprehensive Income
Currency translation adjustment	(129,171)	82,072	(425)

Total Comprehensive Income	$4,972,973	$2,206,930	$366,731

Basic and Diluted Earnings per Share	$2.51	$3.30	$1.19
Weighted-average Shares Outstanding	2,035,792	643,288	309,247
Cash Dividends per Share	$2.64	$3.07	$0.91

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$—	$—	$—
Net Income	5,102,144	2,124,858	367,156
Distributions Paid	(5,336,937)	(1,935,265)	(282,955)
Adjustment of redeemable capital shares to redemption value	234,793	(189,593)	(84,201)

Retained Earnings Balance, End of Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—	$—
Currency translation adjustment	(129,171)	82,072	(425)
Adjustment of redeemable capital shares to redemption value	129,171	(82,072)	425

Cumulative Translation Adjustment, End of Period	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2008	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Cash flows from operating activities
Cash received for accrued income	$6,047,029	$1,980,393	$277,001
Cash paid for expenses	(777,144)	(200,425)	(28,925)

Net cash provided by operating activities	5,269,885	1,779,968	248,076
Cash flows from financing activities
Cash received to purchase redeemable shares	180,498,505	113,842,591	40,163,290
Cash paid to redeem redeemable shares	(151,251,883)	(13,650,851)	(89)
Cash paid for distributions	(5,336,937)	(1,935,265)	(282,955)

Net cash provided by financing activities	23,909,685	98,256,475	39,880,246
Adjustment to period cash flows due to currency movement	(40,295,756)	23,160,983	(46,466)

(Decrease)/Increase in cash	(11,116,186)	123,197,426	40,081,856
Cash at beginning of period	163,279,371	40,081,945	89

Cash at end of period	$152,163,185	$163,279,371	$40,081,945

Reconciliation of net income to net cash provided by operating activities
Net income	$5,102,144	$2,124,858	$367,156
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(257,325)	(532,338)	(132,582)
Decrease in prior period receivable from accrued interest	532,338	132,582	—
Currency translation adjustment	(112,080)	18,386	(138)
Increase in accrued sponsor fee	54,928	50,120	13,640
Decrease in prior period accrued sponsor fee	(50,120)	(13,640)	—

Net cash provided by operating activities	$5,269,885	$1,779,968	$248,076

See Notes to Financial Statements.

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencySharesSM Canadian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Canadian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2008, an income distribution of $0.10444 per share was paid on November 10, 2008.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2008, there were Canadian Dollar principal deposits of 185,000,000 and 155,000,000 Canadian Dollar principal redemptions resulting in an ending Canadian Dollar principal balance of 185,000,000. This equates to 152,163,185 USD. For the year ended October 31, 2007, there were Canadian Dollar principal deposits of 125,000,000 and 15,000,000 Canadian Dollar principal redemptions resulting in an ending Canadian Dollar principal balance of 155,000,000. This equates to 163,226,622 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Canadian Dollar principal deposits of 45,000,000 and Canadian Dollar principal redemptions of 100 resulting in an ending Canadian Dollar principal balance of 45,000,000. This equated to 40,081,945 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

					Period from June 8, 2006
	Year ended October 31, 2008		Year ended October 31, 2007		[Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,550,000	$163,761,589	450,000	$40,200,887	1	$89
Shares issued	1,850,000	180,498,505	1,250,000	113,842,591	450,000	40,163,290
Shares redeemed	(1,550,000)	(151,251,883)	(150,000)	(13,650,851)	(1)	(89)
Adjustment to period Shares due to currency movement and other	—	(40,642,629)	—	23,368,962	—	37,597

Ending redemption balance	1,850,000	$152,365,582	1,550,000	$163,761,589	450,000	$40,200,887

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

All of the Trust's Canadian Dollars are held by the Depository. Accordingly, a risk associated with the concentration of the Trust's assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust's beneficiaries in the event that the Depository becomes insolvent.

8.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2009.

CURRENCYSHARESSM
CANADIAN DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Canadian Dollar Trust

	By:	/s/ KEVIN FARRAGHER
Kevin Farragher Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ KEVIN FARRAGHER	Chief Executive Officer	January 14, 2009
Kevin Farragher	(principal executive officer)

	Director and Chief Financial Officer	January 14, 2009
/s/ NICK BONOS	(principal financial officer and principal
Nick Bonos	accounting officer)

/s/ CARL G. VERBONCOEUR	Director and Treasurer	January 14, 2009
Carl G. Verboncoeur

/s/ MICHAEL BYRUM	Director	January 14, 2009
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.