Form 10-Q
period 2009-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2009-06-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2009, the six months ended April 30, 2009, the three months ended April 30, 2008, and the six months ended April 30, 2008	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the six months ended April 30, 2009 and the six months ended April 30, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

(Unaudited)

	April 30, 2009	October 31, 2008
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$382,843,744	$152,163,185
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	—	257,325

Total Assets	$382,843,744	$152,420,510

Liabilities and Shareholders’ Equity
Current Liabilities
Canadian Dollar deposits, non-interesting bearing, overdrawn	$92	$—
Accrued Sponsor’s fee	124,234	54,928

Total Current Liabilities	124,326	54,928

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 4,550,000 and 1,850,000 issued and outstanding, respectively	382,719,418	152,365,582
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$382,843,744	$152,420,510

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2009	Six months ended April 30, 2009	Three months ended April 30, 2008	Six months ended April 30, 2008
Income
Interest income	$78,718	$612,517	$1,518,741	$3,415,626

Total Income	78,718	612,517	1,518,741	3,415,626

Expenses
Sponsor’s fee	(277,097)	(446,693)	(193,943)	(393,802)

Total Expenses	(277,097)	(446,693)	(193,943)	(393,802)

Net (Loss) Income	$(198,379)	$165,824	$1,324,798	$3,021,824

Other Comprehensive (Loss) Income
Currency translation adjustment	(9,518)	(12,500)	(5,251)	(21,852)

Total Comprehensive (Loss) Income	$(207,897)	$153,324	$1,319,547	$2,999,972

Basic and Diluted Earnings per Share	$(0.05)	$0.06	$0.66	$1.52
Weighted-average Shares Outstanding	3,614,607	2,863,536	1,998,333	1,990,659
Cash Dividends per Share	$0.02	$0.21	$0.73	$1.59

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Six months ended April 30, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	165,824	5,102,144
Distributions Paid	(595,968)	(5,336,937)
Adjustment of redeemable capital shares to redemption value	430,144	234,793

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(12,500)	(129,171)
Adjustment of redeemable capital shares to redemption value	12,500	129,171

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2009	Six months ended April 30, 2008
Cash flows from operating activities
Cash received for accrued income	$862,587	$3,421,362
Cash paid for expenses	(382,077)	(370,724)

Net cash provided by operating activities	480,510	3,050,638

Cash flows from financing activities
Cash received to purchase redeemable shares	262,650,233	170,508,801
Cash paid to redeem redeemable shares	(44,433,634)	(115,378,915)
Cash paid for distributions	(595,968)	(3,158,501)

Net cash provided by financing activities	217,620,631	51,971,385

Adjustment to period cash flows due to currency movement	12,579,326	(10,226,106)

Increase in cash	230,680,467	44,795,917
Cash at beginning of period	152,163,185	163,279,371

Cash at end of period	$382,843,652	$208,075,288

Reconciliation of net income to net cash provided by operating activities

Net income	$165,824	$3,021,824
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	—	(493,090)
Decrease in prior period receivable from accrued interest	257,325	532,338
Currency translation adjustment	(11,945)	(30,307)
Increase in accrued sponsor fee	124,234	69,993
Decrease in prior period accrued sponsor fee	(54,928)	(50,120)

Net cash provided by operating activities	$480,510	$3,050,638

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

The functional currency of the Trust is the Canadian Dollar in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, USD is the reporting currency. As a result, the financial statements are translated from Canadian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2009 was an annual nominal rate of 0.00%. For the six months ended April 30, 2009, there were Canadian Dollar principal deposits of 324,957,324, Canadian Dollar principal redemptions of 54,973,131, and Canadian Dollar withdrawals (to pay expenses) of 127,540 resulting in an ending Canadian Dollar principal balance of 454,856,653. This equates to 382,843,744 USD. For the year ending October 31, 2008, there were Canadian Dollar principal deposits of 185,000,000 and Canadian Dollar principal redemptions of 155,000,000 resulting in an ending Canadian Dollar principal balance of 185,000,000. This equates to 152,163,185 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Canadian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a participant in The Depository Trust Company (“DTC”) that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$152,365,582	1,550,000	$163,761,589
Shares issued	3,250,000	262,650,233	1,850,000	180,498,505
Shared redeemed	(550,000)	(44,433,634)	(1,550,000)	(151,251,883)
Adjustment to period Shares due to currency movement and other	—	12,137,237	—	(40,642,629)

Ending balance	4,550,000	$382,719,418	1,850,000	$152,365,582

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

All of the Trust’s assets are Canadian Dollars, which creates a concentration risk associated with fluctuations in the price of the Canadian Dollar. Accordingly, a decline in the Canadian Dollar to USD exchange rate will have an adverse effect on the value of the Shares. Factors that may have the effect of causing a decline in the price of the Canadian Dollar include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Canadian Dollars by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Canadian Dollars as part of their reserve assets) could adversely affect an investment in the Shares.

All of the Trust’s Canadian Dollars are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Shareholders in the event that the Depository becomes insolvent.

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

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of and after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008) expressed as a multiple of 100 Canadian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXC Distribution History - Current Period

Date	Value	NAV	Yield	Annualized Yield
3/2/2009	$0.00348	$78.82	0.00%	0.06%
2/2/2009	$0.02273	$80.68	0.03%	0.33%

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

During the six months ended April 30, 2009, an additional 3,250,000 shares had been created in exchange for 324,957,324 Canadian Dollars and 550,000 shares were redeemed in exchange for 54,973,131 Canadian Dollars. As of April 30, 2009, the number of Canadian Dollars owned by the Trust was 454,856,653 resulting in a redeemable capital share value of $382,719,418.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2009, nine Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2009 – 02/28/2009	—	—
03/01/2009 – 03/31/2009	—	—
04/01/2009 – 04/30/2009	450,000	$82.43

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Canadian Dollar Trust

Date: June 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)