Form 10-Q
period 2009-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2009-09-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$489,599,703	$152,163,185
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	—	257,325

Total Assets	$489,599,703	$152,420,510

Liabilities and Shareholders’ Equity
Current Liabilities
Canadian Dollar deposits, non-interesting bearing, overdrawn	$—	$—
Accrued Sponsor’s fee	165,595	54,928

Total Current Liabilities	165,595	54,928

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 5,300,000 and 1,850,000 issued and outstanding, respectively	489,434,108	152,365,582
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$489,599,703	$152,420,510

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$—	$612,517	$1,378,403	$4,794,029

Total Income	—	612,517	1,378,403	4,794,029

Expenses
Sponsor’s fee	(453,033)	(899,726)	(217,289)	(611,091)

Total Expenses	(453,033)	(899,726)	(217,289)	(611,091)

Net (Loss) Income	$(453,033)	$(287,209)	$1,161,114	$4,182,938

Other Comprehensive Loss
Currency translation adjustment	(22,293)	(34,793)	(18,558)	(40,410)

Total Comprehensive (Loss) Income	$(475,326)	$(322,002)	$1,142,556	$4,142,528

Basic and Diluted Earnings per Share	$(0.09)	$(0.08)	$0.53	$2.03
Weighted-average Shares Outstanding	5,110,870	3,620,879	2,184,783	2,055,839
Cash Dividends per Share	$—	$0.17	$0.54	$2.11

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net (Loss) Income	(287,209)	5,102,144
Distributions Paid	(613,164)	(5,336,937)
Adjustment of redeemable capital shares to redemption value	900,373	234,793

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(34,793)	(129,171)
Adjustment of redeemable capital shares to redemption value	34,793	129,171

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$887,476	$4,807,074
Cash paid for expenses	(794,277)	(582,557)

Net cash provided by operating activities	93,199	4,224,517

Cash flows from financing activities
Cash received to purchase redeemable shares	$365,762,023	$184,838,536
Cash paid to redeem redeemable shares	(78,940,514)	(114,941,481)
Cash paid for distributions	(613,164)	(4,332,178)

Net cash provided by financing activities	286,208,345	65,564,877

Adjustment to period cash flows due to currency movement	51,134,974	(13,791,891)

Increase in cash	337,436,518	55,997,503
Cash at beginning of period	152,163,185	163,279,371

Cash at end of period	$489,599,703	$219,276,874

Reconciliation of net income to net cash provided by operating activities

Net (loss) income	$(287,209)	$4,182,938
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	—	(475,100)
Decrease in prior period receivable from accrued interest	257,325	532,338
Currency translation adjustment	12,416	(39,903)
Increase in accrued sponsor fee	165,595	74,364
Decrease in prior period accrued sponsor fee	(54,928)	(50,120)

Net cash provided by operating activities	$93,199	$4,224,517

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance of the financial statements. Actual results could differ from those estimates.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2009, there were Canadian Dollar principal deposits of 439,845,599, Canadian Dollar principal redemptions of 94,929,258, and Canadian Dollar withdrawals (to pay expenses) of 610,103 resulting in an ending Canadian Dollar principal balance of 529,306,238. This equates to 489,599,703 USD. For the year ending October 31, 2008, there were Canadian Dollar principal deposits of 185,000,000 and Canadian Dollar principal redemptions of 155,000,000 resulting in an ending Canadian Dollar principal balance of 185,000,000. This equates to 152,163,185 USD. In addition, net interest associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$152,365,582	1,550,000	$163,761,589
Shares issued	4,400,000	365,762,023	1,850,000	180,498,505
Shares redeemed	(950,000)	(78,940,514)	(1,550,000)	(151,251,883)
Adjustment to period Shares due to currency movement and other	—	50,247,017	—	(40,642,629)

Ending balance	5,300,000	$489,434,108	1,850,000	$152,365,582

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2009.

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

During the nine months ended July 31, 2009, an additional 4,400,000 shares had been created in exchange for 439,845,599 Canadian Dollars and 950,000 shares were redeemed in exchange for 94,929,258 Canadian Dollars. In addition, 610,103 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2009, the number of Canadian Dollars owned by the Trust was 529,306,238 resulting in a redeemable capital share value of $489,434,108.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, eight Baskets (400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/31/2009	100,000	$85.01
06/01/2009 – 06/30/2009	300,000	$86.77
07/01/2009 – 07/31/2009	—	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Canadian Dollar Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)