Form 10-K
period 2009-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2010-01-14
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 4,550,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2009 as reported by NYSE Arca on that date: $381,244,500.

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

OVERVIEW

The CurrencySharesSM Canadian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXC” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Canadian Dollars and distributes Canadian Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price of Canadian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Canadian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Canadian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,397,842 for the fiscal year ended October 31, 2009.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Canadian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Canadian Dollar/USD as determined by WM/Reuters at 4:00 PM

(London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository earns a “spread” or “margin” over the rate of interest it pays to the Trust on the Canadian Dollar deposit balances.

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest, if any, earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Canadian Dollars owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

The Shares are designed to reflect the price of the Canadian Dollar, plus accumulated interest, if any, less the Trust’s expenses. The price of the Canadian Dollar has fluctuated widely over the past several years. Several factors may affect the price of the Canadian Dollar, including:

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

If the Trustee is required to withdraw Canadian Dollars from the Trust to pay expenses, this will reduce the amount of Canadian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Canadian Dollars held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Canadian Dollars from the Trust to pay these excess expenses As long as the amount of interest earned does not exceed expenses, the amount of Canadian Dollars represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Canadian Dollars into the Trust, as the amount of Canadian Dollars required to create Shares will proportionately reflect the amount of Canadian Dollars represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the Canadian Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Canadian Dollars in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in the British Bank Association LIBOR Overnight rate for the Canadian Dollar (BBA rate), other market conditions or the Depository’s liquidity needs. Although the Depository may consider the BBA rate in setting the interest rate, the rate paid to the Trust may be lower than the BBA rate. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository will not be paid a fee for its services to the Trust; rather, it will generate income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Canadian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust is required to sell Canadian Dollars to pay these expenses. The sale of the Trust’s Canadian Dollars to pay expenses in USD at a time of low Canadian Dollar prices could adversely affect the value of the Shares.

The Trustee will sell Canadian Dollars held by the Trust to pay any Trust expenses incurred in USD, irrespective of then-current Canadian Dollar prices. The Trust is not actively managed and no attempt will be made to buy or sell Canadian Dollar to protect against or to take advantage of fluctuations in the price of Canadian Dollars. Consequently, the Trust’s Canadian Dollars may be sold at a time when the Canadian Dollar price is low, resulting in a negative effect on the value of the Shares.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Canadian Dollars held in the Deposit Accounts.

Canadian Dollars deposited in the Deposit Accounts by an Authorized Participant are commingled with Canadian Dollars deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Canadian Dollars held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific Canadian Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Canadian Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Canadian Dollars deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Canadian Dollars held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not be held in the U.S. but instead held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

For each of the quarters during the fiscal years ended October 31, 2009 and October 31, 2008, the high and low sale prices of the Shares as reported for NYSE Arca transactions as follows:

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$86.87	$77.45
April 30, 2009	$83.79	$77.04
July 31, 2009	$92.70	$84.30
October 31, 2009	$97.24	$90.12

Fiscal Year Ended October 31, 2008:	High	Low
Quarter Ended
January 31, 2008	$109.26	$97.22
April 30, 2008	$102.71	$97.78
July 31, 2008	$101.81	$97.26
October 31, 2008	$97.36	$77.81

The number of record holders of Shares of the registrant as of November 30, 2009 was approximately 122.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	200,000	$91.12
September	100,000	$91.75
October	50,000	$93.17

Item 6.	SELECTED FINANCIAL DATA

Following are financial highlights for the fiscal years ended October 31, 2009, October 31, 2008, October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Fiscal Year ended October 31, 2009	Fiscal Year ended October 31, 2008	Fiscal Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$612,517	$5,899,178	$2,359,487	$409,737

Total Income	612,517	5,899,178	2,359,487	409,737

Expenses
Sponsor’s fee	(1,397,842)	(797,034)	(234,629)	(42,581)

Total Expenses	(1,397,842)	(797,034)	(234,629)	(42,581)

Net (Loss) Income	$(785,325)	$5,102,144	$2,124,858	$367,156

Other Comprehensive (Loss) Income
Currency translation adjustment	(33,499)	(129,171)	82,072	(425)

Total Comprehensive (Loss) Income	$(818,824)	$4,972,973	$2,206,930	$366,731

Basic and Diluted Earnings per Share	$(0.19)	$2.51	$3.30	$1.19
Weighted-average Shares Outstanding	4,050,685	2,035,792	643,288	309,247
Cash Dividends per Share	$0.15	$2.64	$3.07	$0.91

As of October 31, 2009, total assets were $560,327,680, and for the fiscal year ended October 31, 2009, net cash flows were $408,164,495.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF THE CANADIAN DOLLAR

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides recent trends on the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of an after November 13, 2008).

NAV PER SHARE; VALUATION OF THE CANADIAN DOLLAR

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Canadian Dollars:

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2009.

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

The functional currency of the Trust is the Canadian Dollar in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

As of October 31, 2008, the number of Canadian Dollars owned by the Trust was 185,000,000 resulting in a redeemable capital share value of $152,365,582. During the year ended October 31, 2009, an additional 5,450,000 shares had been created in exchange for 544,589,735 Canadian Dollars and 1,300,000 shares were redeemed in exchange for 129,857,128 Canadian Dollars. In addition, 1,134,475 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of October 31, 2009, the number of Canadian Dollars owned by the Trust was 598,598,132 resulting in a redeemable capital share value of $555,522,004.

Growth in the Trust’s redeemable capital share value from $152,365,582 at October 31, 2008 to $555,522,004 at October 31, 2009, was primarily the result of an increase in the Shares outstanding from 1,850,000 at October 31, 2008 to 6,000,000 at October 31, 2009 coupled with an increase in the Closing Spot Rate which rose from 0.8225 at October 31, 2008 to 0.9283 at October 31, 2009.

The Trust’s net loss for the year ended October 31, 2009 was $(785,325) as a consequence of the Trust’s Sponsor’s fee of $1,397,842 exceeding the interest income of $612,517.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee increased from $797,034 for the year ended October 31, 2008 to $1,397,842 for the year ended October 31, 2009. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

Interest income decreased from $5,899,178 for the year ended October 31, 2008 to $612,517 for the year ended October 31, 2009, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, which decreased from 1.53% at October 31, 2008 to 0.00% at October 31, 2009.

Cash dividends per Share decreased from $2.64 for the year ended October 31, 2008 to $0.15 per Share for the year ended October 31, 2009. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal years ended October 31, 2009 and October 31, 2008 were:

	2009	2008
Audit Fees	$35,889	$13,125
Audit-related fees	0	26,250
Tax fees	0	0
All other Fees	0	0

	$35,889	$39,375

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CurrencySharesSM Canadian Dollar Trust

Financial Statements as of October 31, 2009

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Canadian Dollar Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Canadian Dollar Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$560,327,680	$152,163,185
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	—	257,325

Total Assets	$560,327,680	$152,420,510

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$4,629,451	$—
Accrued Sponsor’s fee	176,225	54,928

Total Current Liabilities	4,805,676	54,928

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 6,000,000 and 1,850,000 issued and outstanding, respectively	555,522,004	152,365,582
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$560,327,680	$152,420,510

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Income
Interest Income	$612,517	$5,899,178	$2,359,487

Total Income	612,517	5,899,178	2,359,487

Expenses
Sponsor’s fee	(1,397,842)	(797,034)	(234,629)

Total Expenses	(1,397,842)	(797,034)	(234,629)
Net (Loss) Income	$(785,325)	$5,102,144	$2,124,858

Other Comprehensive (Loss) Income
Currency translation adjustment	(33,499)	(129,171)	82,072

Total Comprehensive (Loss) Income	$(818,824)	$4,972,973	$2,206,930

Basic and Diluted Earnings per Share	$(0.19)	$2.51	$3.30
Weighted-average Shares Outstanding	4,050,685	2,035,792	643,288
Cash Dividends per Share	$0.15	$2.64	$3.07

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$—	$—	$—
Net (Loss) Income	(785,325)	5,102,144	2,124,858
Distributions Paid	(628,316)	(5,336,937)	(1,935,265)
Adjustment of redeemable capital shares to redemption value	1,413,641	234,793	(189,593)

Retained Earnings Balance, End of Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—	$—
Currency translation adjustment	(33,499)	(129,171)	82,072
Adjustment of redeemable capital shares to redemption value	33,499	129,171	(82,072)

Cumulative Translation Adjustment, End of Period	$—	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2009	Year ended October 31, 2008	Year ended October 31, 2007
Cash flows from operating activities
Cash received for accrued income	$909,406	$6,047,029	$1,980,393
Cash paid for expenses	(1,260,709)	(777,144)	(200,425)

Net cash (used in)/provided by operating activities	(351,303)	5,269,885	1,779,968

Cash flows from financing activities
Cash received to purchase redeemable shares	$464,050,396	$180,498,505	$113,842,591
Cash paid to redeem redeemable shares	(106,403,278)	(151,251,883)	(13,650,851)
Cash paid for distributions	(628,316)	(5,336,937)	(1,935,265)

Net cash provided by financing activities	357,018,802	23,909,685	98,256,475

Adjustment to period cash flows due to currency movement	51,496,996	(40,295,756)	23,160,983

Increase (Decrease) in cash	408,164,495	(11,116,186)	123,197,426
Cash at beginning of period	152,163,185	163,279,371	40,081,945

Cash at end of period	$560,327,680	$152,163,185	$163,279,371

Reconciliation of net income to net cash provided by operating activities

Net (loss) income	$(785,325)	$5,102,144	$2,124,858
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	—	(257,325)	(532,338)
Decrease in prior period receivable from accrued interest	257,325	532,338	132,582
Currency translation adjustment	55,400	(112,080)	18,386
Increase in accrued sponsor fee	176,225	54,928	50,120
Decrease in prior period accrued sponsor fee	(54,928)	(50,120)	(13,640)

Net cash (used in)/provided by operating activities	$(351,303)	$5,269,885	$1,779,968

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through January 14, 2010, the issuance of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Canadian Dollar in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from Canadian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 0.00%. For the year ended October 31, 2009, there were Canadian Dollar principal deposits of 544,589,735, Canadian Dollar principal redemptions of 129,857,128 and Canadian Dollar withdrawals (to pay expenses) of 1,134,475 resulting in an ending Canadian Dollar principal balance of 598,598,132. This equates to 555,698,229 USD. For the year ending October 31, 2008, there were Canadian Dollar principal deposits of 185,000,000 and Canadian Dollar principal redemptions of 155,000,000 resulting in an ending Canadian Dollar principal balance of 185,000,000. This equates to 152,163,185 USD. For the year ending October 31, 2007, there were Canadian Dollar principal deposits of 125,000,000 and Canadian Dollar principal redemptions of 15,000,000 resulting in an ending Canadian Dollar principal balance of 155,000,000. This equates to 163,226,622 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2009		Year ended October 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$152,365,582	1,550,000	$163,761,589	450,000	$40,200,887
Shares issued	5,450,000	464,050,396	1,850,000	180,498,505	1,250,000	113,842,591
Shares redeemed	(1,300,000)	(110,652,465)	(1,550,000)	(151,251,883)	(150,000)	(13,650,851)
Adjustment to period Shares due to currency movement and other	—	49,758,491	—	(40,642,629)	—	23,368,962

Ending balance	6,000,000	$555,522,004	1,850,000	$152,365,582	1,550,000	$163,761,589

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Canadian Dollars held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Canadian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Canadian Dollars, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2010.

CURRENCYSHARESSM
CANADIAN DOLLAR TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Canadian Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	January 14, 2010
Nick Bonos	(principal executive officer)

/s/ JOE ARRUDA	Director and Chief Financial Officer (principal financial officer and principal	January 14, 2010
Joe Arruda	accounting officer)

/s/ MICHAEL BYRUM	Director	January 14, 2010
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.