Form 10-Q
period 2010-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2010-03-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Canadian Dollar deposits, interest bearing	$598,658,158	$560,327,680
Canadian Dollar deposits, non-interest bearing	—	—

Total Assets	$598,658,158	$560,327,680

Liabilities and Shareholders’ Equity
Current Liabilities
Redemptions payable	$4,675,467	$4,629,451
Accrued Sponsor’s fee	198,327	176,225

Total Current Liabilities	4,873,794	4,805,676

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 6,350,000 and 6,000,000 issued and outstanding, respectively	593,784,364	555,522,004
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$598,658,158	$560,327,680

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Income
Interest Income	$—	$533,799

Total Income	—	533,799

Expenses
Sponsor’s fee	(586,702)	(169,596)

Total Expenses	(586,702)	(169,596)

Net (Loss) Income	$(586,702)	$364,203

Other Comprehensive Income (Loss)
Currency translation adjustment	7,158	(2,982)

Total Comprehensive (Loss) Income	$(579,544)	$361,221

Basic and Diluted Earnings per Share	$(0.10)	$0.17
Weighted-average Shares Outstanding	6,144,022	2,136,957
Cash Dividends per Share	$—	$0.25

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(586,702)	(785,325)
Distributions Paid	—	(628,316)
Adjustment of redeemable capital shares to redemption value	586,702	1,413,641

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	7,158	(33,499)
Adjustment of redeemable capital shares to redemption value	(7,158)	33,499

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$677,433
Cash paid for expenses	(566,286)	(162,618)

Net cash (used in)/provided by operating activities	(566,286)	514,815

Cash flows from financing activities
Cash received to purchase redeemable shares	$52,085,877	$52,886,370
Cash paid to redeem redeemable shares	(18,944,492)	(8,135,720)
Cash paid for distributions	—	(534,264)

Net cash provided by financing activities	33,141,385	44,216,386

Adjustment to period cash flows due to currency movement	5,755,379	(3,317,778)

Increase in cash	38,330,478	41,413,423
Cash at beginning of period	560,327,680	152,163,185

Cash at end of period	$598,658,158	$193,576,608

Reconciliation of net (loss) income to net cash (used in)/provided by operating activities

Net (loss) income	$(586,702)	$364,203
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities
Receivable from accrued interest	—	(109,875)
Prior period receivable from accrued interest	—	257,325
Currency translation adjustment	(1,686)	(2,693)
Accrued sponsor fee	198,327	60,783
Prior period accrued sponsor fee	(176,225)	(54,928)

Net cash (used in)/provided by operating activities	$(566,286)	$514,815

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2010.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Canadian Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Canadian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 0.00%. For the three months ended January 31, 2010, there were Canadian Dollar principal deposits of 54,820,386, Canadian Dollar principal redemptions of 19,933,943 and Canadian Dollar withdrawals (to pay expenses) of 596,017 resulting in an ending Canadian Dollar principal balance of 632,888,558. This equates to 593,982,691 USD (including USD redemptions payable of 4,675,467). For the year ended October 31, 2009, there were Canadian Dollar principal deposits of 544,589,735, Canadian Dollar principal redemptions of 129,857,128 and Canadian Dollar withdrawals (to pay expenses) of 1,134,475 resulting in an ending Canadian Dollar principal balance of 598,598,132. This equates to 555,698,229 USD (including USD redemptions payable of 4,629,451). In addition, net interest, if any, associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,000,000	$555,522,004	1,850,000	$152,365,582
Shares issued	550,000	52,085,877	5,450,000	464,050,396
Shares redeemed	(200,000)	(18,939,614)	(1,300,000)	(110,652,465)
Adjustment to period Shares due to currency movement and other	—	5,116,097	—	49,758,491

Ending balance	6,350,000	$593,784,364	6,000,000	$555,522,004

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

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks and uncertainties include fluctuations in the price of the Canadian Dollar, as the value of the Shares relates directly to the value of the Canadian Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM Canadian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Canadian Dollars and distributes Canadian Dollars in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Canadian Dollar.

The Shares, which began trading on June 26, 2006, trade under the ticker symbol “FXC” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value; Valuation of the Canadian Dollar

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of Canadian Dollars in the Trust at the end of the preceding business day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which is the USD/Canadian Dollar exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of and after November 13, 2008, the NAV is expressed in USD based on the USD/Canadian Dollar exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

The Trust did not make any distributions during the quarter ended January 31, 2010.

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

The functional currency of the Trust is the Canadian Dollar in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of Canadian Dollars owned by the Trust was 598,598,132, resulting in a redeemable capital share value of $555,522,004. During the three months ended January 31, 2010, an additional 550,000 Shares were created in exchange for 54,820,386 Canadian Dollars and 200,000 Shares were redeemed in exchange for 19,933,943 Canadian Dollars. In addition, 596,017 Canadian Dollars were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2010, the number of Canadian Dollars owned by the Trust was 632,888,558, resulting in a redeemable capital share value of $593,784,364.

Growth in the Trust’s redeemable capital share value from $555,522,004 at October 31, 2009 to $593,784,364 at January 31, 2010, was primarily the result of an increase in the number of Shares outstanding from 6,000,000 at October 31, 2009 to 6,350,000 at January 31, 2010, coupled with an increase in the Closing Spot Rate, which rose from 0.9283 at October 31, 2009 to 0.9385 at January 31, 2010.

Interest income decreased from $533,799 for the three months ended January 31, 2009 to $0 for the three months ended January 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, from 0.55% at January 31, 2009 to 0.00% at January 31, 2010.

The only expense of the Trust during the three months ended January 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee increased from $169,596 for the three months ended January 31, 2009 to $586,702 for the three months ended January 31, 2010.

The Trust’s net loss for the three months ended January 31, 2010 was $586,702 as a consequence of the Sponsor’s fee of $586,702 exceeding the Trust’s interest income of $0.

Cash dividends per Share decreased from $0.25 for the three months ended January 31, 2009 to $0.00 per Share for the three months ended January 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides historical trends in the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/Canadian Dollar exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2010, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2009 – 11/30/2009	—	—
12/01/2009 – 12/31/2009	150,000	$94.56
01/01/2010 – 01/31/2010	50,000	$93.51

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Canadian Dollar Trust

Date: March 12, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)