Form 10-Q
period 2010-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2010-06-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2010, the six months ended April 30, 2010, the three months ended April 30, 2009 and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the six months ended April 30, 2010 and the six months ended April 30, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$599,674,016	$560,327,680
Canadian Dollar deposits, non-interest bearing	—	—

Total Assets	$599,674,016	$560,327,680

Liabilities and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$4,629,451
Accrued Sponsor’s fee	201,053	176,225

Total Current Liabilities	201,053	4,805,676

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity:
Redeemable Capital Shares, at redemption value, no par value, 11,500,000 authorized – 6,100,000 and 6,000,000 issued and outstanding, respectively	599,472,963	555,522,004
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$599,674,016	$560,327,680

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Interest income	$—	$—	$78,718	$612,517

Total Income	—	—	78,718	612,517

Expenses
Sponsor’s fee	(588,425)	(1,175,127)	(277,097)	(446,693)

Total Expenses	(588,425)	(1,175,127)	(277,097)	(446,693)

Net (Loss) Income	$(588,425)	$(1,175,127)	$(198,379)	$165,824

Other Comprehensive (Loss):
Currency translation adjustment	(8,627)	(1,469)	(9,518)	(12,500)

Total Comprehensive (Loss) Income	$(597,052)	$(1,176,596)	$(207,897)	$153,324

Basic and Diluted Earnings per Share	$(0.09)	$(0.19)	$(0.05)	$0.06
Weighted-average Shares Outstanding	6,226,404	6,184,530	3,614,607	2,863,536
Cash Dividends per Share	$—	$—	$0.02	$0.21

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(1,175,127)	(785,325)
Distributions Paid	—	(628,316)
Adjustment of redeemable capital shares to redemption value	1,175,127	1,413,641

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(1,469)	(33,499)
Adjustment of redeemable capital shares to redemption value	1,469	33,499

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2010	Six months ended April 30, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$862,587
Cash paid for expenses	(1,161,608)	(382,077)

Net cash (used in)/provided by operating activities	(1,161,608)	480,510

Cash flows from financing activities
Cash received to purchase redeemable shares	$76,628,267	$262,650,233
Cash paid to redeem redeemable shares	(71,818,818)	(44,433,634)
Cash paid for distributions	—	(595,968)

Net cash provided by financing activities	4,809,449	217,620,631

Adjustment to period cash flows due to currency movement	35,698,495	12,579,326

Increase in cash	39,346,336	230,680,467
Cash at beginning of period	560,327,680	152,163,185

Cash at end of period	$599,674,016	$382,843,652

Reconciliation of net (loss) income to net cash (used in)/provided by operating activities

Net (loss) income	$(1,175,127)	$165,824
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	—
Prior period receivable from accrued interest	—	257,325
Currency translation adjustment	(11,309)	(11,945)
Accrued sponsor fee	201,053	124,234
Prior period accrued sponsor fee	(176,225)	(54,928)

Net cash (used in)/provided by operating activities	$(1,161,608)	$480,510

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Canadian Dollar plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. The Trust’s assets primarily consist of Canadian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Canadian Dollar deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Canadian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008,

Canadian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Canadian Dollar exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata protion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 0.00%. For the six months ended April 30, 2010, there were Canadian Dollar principal deposits of 79,716,386, Canadian Dollar principal redemptions of 69,726,270 and Canadian Dollar withdrawals (to pay expenses) of 1,208,422 resulting in an ending Canadian Dollar principal balance of 607,379,826. This equates to 599,674,016 USD. For the year ended October 31, 2009, there were Canadian Dollar principal deposits of 544,589,735, Canadian Dollar principal redemptions of 129,857,128 and Canadian Dollar withdrawals (to pay expenses) of 1,134,475 resulting in an ending Canadian Dollar principal balance of 598,598,132. This equates to 555,698,229 USD (which is net of USD redemptions payable of 4,629,451).

Net interest, if any, associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Canadian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,000,000	$555,522,004	1,850,000	$152,365,582
Shares issued	800,000	76,628,267	5,450,000	464,050,396
Shares redeemed	(700,000)	(67,025,157)	(1,300,000)	(110,652,465)
Adjustment to period Shares due to currency movement and other	—	34,347,849	—	49,758,491

Ending balance	6,100,000	$599,472,963	6,000,000	$555,522,004

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Canadian Dollars held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculates the value of the Canadian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Canadian Dollars, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which was the USD/Canadian Dollar exchange rate as determined by the Federal Reserve Bank of New York. As of November 13, 2008, the NAV is expressed in USD based on the USD/Canadian Dollar exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008) expressed as a multiple of 100 Canadian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2010.

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

Results of Operations

As of October 31, 2009, the number of Canadian Dollars owned by the Trust was 598,598,132, resulting in a redeemable capital share value of $555,522,004. During the six months ended April 30, 2010, an additional 800,000 Shares were created in exchange for 79,716,386 Canadian Dollars and 700,000 Shares were redeemed in exchange for 69,726,270 Canadian Dollars. In addition, 1,208,422 Canadian Dollars were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2010, the number of Canadian Dollars owned by the Trust was 607,379,826, resulting in a redeemable capital share value of $599,472,963.

Growth in the Trust’s redeemable capital share value from $555,522,004 at October 31, 2009 to $599,472,963 at April 30, 2010, was primarily the result of an increase in the number of Shares outstanding from 6,000,000 at October 31, 2009 to 6,100,000 at April 30, 2010, coupled with an increase in the Closing Spot Rate from 0.9283 at October 31, 2009 to 0.9873 at April 30, 2010.

Interest income decreased from $78,718 for the three months ended April 30, 2009 to $0 for the three months ended April 30, 2010, and decreased from $612,517 for the six months ended April 30, 2009 to $0 for the six months ended April 30, 2010 attributable primarily to a reduction in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The only expense of the Trust during the three months and six months ended April 30, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee increased from $277,097 for the three months ended April 30, 2009 to $588,425 for the three months ended April 30, 2010, and increased from $446,693 for the six months ended April 30, 2009 to $1,175,127 for the six months ended April 30, 2010.

The Trust’s net loss for the three months ended April 30, 2010 was $588,425 due to the Sponsor’s fee of $588,425 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2010 was $1,175,127 due to the Sponsor’s fee of $1,175,127 exceeding interest income of $0.

Cash dividends per Share decreased from $0.02 for the three months ended April 30, 2009 to $0.00 per Share for the three months ended April 30, 2010 and decreased from $0.21 for the six months ended April 30, 2009 to $0.00 per Share for the six months ended April 30, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides historical trends in the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008).

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2010, 10 Baskets (500,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2010 – 02/28/2010	200,000	$94.38
03/01/2010 – 03/31/2010	150,000	$97.89
04/01/2010 – 04/30/2010	150,000	$99.56

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM CANADIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Canadian Dollar Trust

Date: June 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)