Form 10-K/A
period 2010-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2011-03-10
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-32910

CurrencyShares® Canadian Dollar Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 06-6551776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® Canadian Dollar Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on January 14, 2011, is being filed for the purpose of amending Item 15 in order to (i) include the report and consent of our prior independent registered public accounting firm, (ii) amend the Exhibit Index and (iii) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132363) filed on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 filed with Form 10-Q on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Canadian Dollar Trust

Financial Statements as of October 31, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Canadian Dollar Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended October 31, 2009 present fairly, in all material respects, the financial position of CurrencyShares® Canadian Dollar Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

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

McLean, VA

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

5.	Selected Financial Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$578,053	$69,294	$—	$—

Total Income	578,053	69,294	—	—

Expenses
Sponsor’s fee	(584,886)	(606,964)	(588,425)	(586,702)

Total Expenses	(584,886)	(606,964)	(588,425)	(586,702)
Net Loss	$(6,833)	$(537,670)	$(588,425)	$(586,702)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(91)	(6,029)	(8,627)	7,158

Total Comprehensive Loss	$(6,924)	$(543,699)	$(597,052)	$(579,544)

Basic and Diluted Earnings per Share	$—	$(0.09)	$(0.09)	$(0.10)
Weighted-average Shares Outstanding	6,010,870	6,305,435	6,226,404	6,144,022
Cash Dividends per Share	$— *	$—	$—	$—

*	Less than $0.01 per share.

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$—	$—	$78,718	$533,799

Total Income	—	—	78,718	533,799

Expenses
Sponsor’s fee	(498,116)	(453,033)	(277,097)	(169,596)

Total Expenses	(498,116)	(453,033)	(277,097)	(169,596)
Net (Loss)/Income	$(498,116)	$(453,033)	$(198,379)	$364,203
Other Comprehensive Income/(Loss):
Currency translation adjustment	1,294	(22,293)	(9,518)	(2,982)

Total Comprehensive (Loss)/Income	$(496,822)	$(475,326)	$(207,897)	$361,221

Basic and Diluted Earnings per Share	$(0.09)	$(0.09)	$(0.05)	$0.17
Weighted-average Shares Outstanding	5,326,087	5,110,870	3,614,607	2,136,957
Cash Dividends per Share	$—	$—	$0.02	$0.25

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencyShares® Canadian Dollar Trust

	By:	/s/ NICK BONOS
Nick Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	March 10, 2011

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2011

/s/ MICHAEL BYRUM Michael Byrum	Director	March 10, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.