Form 10-Q
period 2011-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2011-03-11
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$601,441,033	$571,643,155
Canadian Dollar deposits, non-interest bearing	1,168	—
Subscription receivable	4,971,018	—
Receivable from accrued interest	250,649	242,867

Total Current Assets	$606,663,868	$571,886,022

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$831
Accrued Sponsor’s fee	199,708	197,746

Total Current Liabilities	199,708	198,577

Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 16,500,000 authorized – 6,100,000 and 5,850,000 issued and outstanding, respectively	606,464,160	571,687,445
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$606,663,868	$571,886,022

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$761,733	$—

Total Income	761,733	—

Expenses
Sponsor’s fee	(604,056)	(586,702)

Total Expenses	(604,056)	(586,702)

Net Income/(Loss)	$157,677	$(586,702)

Other Comprehensive Income:
Currency translation adjustment	718	7,158

Total Comprehensive Income/(Loss)	$158,395	$(579,544)

Basic and Diluted Earnings per share	$0.03	$(0.10)
Weighted-average Shares Outstanding	6,064,674	6,144,022
Cash Dividends per Share	$0.02	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	157,677	(1,719,630)
Distributions Paid	(150,933)	(15,997)
Adjustment of redeemable capital shares to redemption value	(6,744)	1,735,627

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	718	(7,589)
Adjustment of redeemable capital shares to redemption value	(718)	7,589

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$758,180	$—
Cash paid for expenses	(605,518)	(566,286)

Net cash provided by/(used in) operating activities	152,662	(566,286)

Cash flows from financing activities
Cash received to purchase redeemable shares	$89,070,841	$52,085,877
Cash paid to redeem redeemable shares	(69,278,250)	(18,944,492)
Cash paid for distributions	(150,933)	—

Net cash provided by financing activities	19,641,658	33,141,385

Adjustment to period cash flows due to currency movement	10,005,557	5,755,379

Increase in cash	29,799,877	38,330,478
Cash at beginning of period	571,642,324	560,327,680

Cash at end of period	$601,442,201	$598,658,158

Reconciliation of net income/(loss) to net cash (used in)/provided by operating activities

Net income/(loss)	$157,677	$(586,702)
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(250,649)	—
Prior period receivable from accrued interest	242,867	—
Currency translation adjustment	805	(1,686)
Accrued sponsor fee	199,708	198,327
Prior period accrued sponsor fee	(197,746)	(176,225)

Net cash provided by/(used in) operating activities	$152,662	$(566,286)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00860 per share with an ex-dividend date of February 1, 2011 was paid on February 8, 2011.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were Canadian Dollar principal deposits of 94,464,764 and Canadian Dollar principal redemptions of 69,605,616 resulting in an ending Canadian Dollar principal balance of 606,563,223. This equates to 606,411,620 USD (which is net of USD subscriptions receivable). For the year ended October 31, 2010, there were Canadian Dollar principal deposits of 258,756,507, Canadian Dollar principal redemptions of 273,609,094 and Canadian Dollar withdrawals (to pay expenses) of 2,041,470 resulting in an ending Canadian Dollar principal balance of 581,704,075. This equates to 571,643,155 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,850,000	$571,687,445	6,000,000	$555,522,004
Shares issued	950,000	94,019,349	2,600,000	249,212,202
Shares redeemed	(700,000)	(69,278,250)	(2,750,000)	(263,517,597)
Adjustment to period Shares due to currency movement and other		10,035,616	—	30,470,836

Ending balance	6,100,000	$606,464,160	5,850,000	$571,687,445

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.53%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/3/2011	$0.00884	$100.08	0.01%	0.10%
12/1/2010	$0.00851	$96.82	0.01%	0.11%
11/1/2010	$0.00755	$97.72	0.01%	0.09%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Canadian Dollar in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Canadian Dollars owned by the Trust was 581,704,075, resulting in a redeemable capital share value of $571,687,445. During the three months ended January 31, 2011, an additional 950,000 shares had been created in exchange for 94,464,764 Canadian Dollars and 700,000 shares were redeemed in exchange for 69,605,616 Canadian Dollars. As of January 31, 2011, the number of Canadian Dollars owned by the Trust was 606,563,223, resulting in a redeemable capital share value of $606,464,160.

Growth in the Trust’s redeemable capital share value from $571,687,445 at October 31, 2010 to $606,464,160 at January 31, 2011 was primarily the result of an increase in the Shares outstanding from 5,850,000 at October 31, 2010 to 6,100,000 at January 31, 2011 coupled with an increase in the Closing Spot Rate from 0.9827 at October 31, 2010 to 0.9998 at January 31, 2011.

Interest income increased from $0 for the three months ended January 31, 2010 to $761,733 for the three months ended January 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $586,702 for the three months ended January 31, 2010 to $604,056 for the three months ended January 31, 2011. This increase in the Sponsor’s fee was partially offset by a decrease in the weighted-average Canadian Dollars in the Trust.

The Trust’s net income for the three months ended January 31, 2011 was $157,677 as a result of the interest income of $761,733 exceeding the Sponsor’s fee of $604,056.

Cash dividends per Share increased from $0 for the three months ended January 31, 2010 to $0.02 per Share for the three months ended January 31, 2011. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 14 Baskets (700,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	200,000	$97.23
12/01/2010 – 12/31/2010	400,000	$99.53
01/01/2011 – 01/31/2011	100,000	$99.80

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 11, 2011	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)