Form 10-Q
period 2011-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2011-06-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010

Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$733,578,709	$571,643,155
Canadian Dollar deposits, non-interest bearing	1,261	—
Subscriptions receivable	47,164,041	—
Receivable from accrued interest	316,425	242,867

Total Current Assets	$781,060,436	$571,886,022

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$831
Accrued Sponsor’s fee	236,714	197,746

Total Current Liabilities	236,714	198,577

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 21,500,000 authorized – 7,450,000 and 5,850,000 issued and outstanding, respectively	780,823,722	571,687,445
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$781,060,436	$571,886,022

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$833,781	$—	$1,595,514	$—

Total Income	833,781	—	1,595,514	—

Expenses
Sponsor’s fee	(644,850)	(588,425)	(1,248,906)	(1,175,127)

Total Expenses	(644,850)	(588,425)	(1,248,906)	(1,175,127)

Net Income/(Loss)	$188,931	$(588,425)	$346,608	$(1,175,127)

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,928	(8,627)	5,646	(1,469)

Total Comprehensive Income/(Loss)	$193,859	$(597,052)	$352,254	$(1,176,596)

Basic and Diluted Earnings per Share	$0.03	$(0.09)	$0.06	$(0.19)
Weighted-average Shares Outstanding	6,531,461	6,226,404	6,294,199	6,184,530
Cash Dividends per Share	$0.03	$—	$0.05	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	346,608	(1,719,630)
Distributions Paid	(318,721)	(15,997)
Adjustment of redeemable capital shares to redemption value	(27,887)	1,735,627

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,646	(7,589)
Adjustment of redeemable capital shares to redemption value	(5,646)	7,589

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$1,540,388	$—
Cash paid for expenses	(1,224,381)	(1,161,608)

Net cash provided by/(used in) operating activities	316,007	(1,161,608)

Cash flows from financing activities
Cash received to purchase redeemable shares	211,064,261	76,628,267
Cash paid to redeem redeemable shares	(95,482,281)	(71,818,818)
Cash paid for distributions	(318,721)	—

Net cash provided by financing activities	115,263,259	4,809,449

Adjustment to period cash flows due to currency movement	46,358,380	35,698,495

Increase in cash	161,937,646	39,346,336
Cash at beginning of period	571,642,324	560,327,680

Cash at end of period	$733,579,970	$599,674,016

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities

Net income/(loss)	$346,608	$(1,175,127)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(316,425)	—
Prior period receivable from accrued interest	242,867	—
Currency translation adjustment	3,989	(11,309)
Accrued sponsor fee	236,714	201,053
Prior period accrued sponsor fee	(197,746)	(176,225)

Net cash provided by/(used in) operating activities	$316,007	$(1,161,608)

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Canadian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Canadian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Canadian Dollar in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Canadian Dollars to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01138 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were Canadian Dollar principal deposits of 253,563,314 and Canadian Dollar principal redemptions of 94,464,764 resulting in an ending Canadian Dollar principal balance of 740,802,625. This equates to 780,737,340 USD (which includes USD subscriptions receivable). For the year ended October 31, 2010, there were Canadian Dollar principal deposits of 258,756,507, Canadian Dollar principal redemptions of 273,609,094 and Canadian Dollar withdrawals (to pay expenses) of 2,041,470 resulting in an ending Canadian Dollar principal balance of 581,704,075. This equates to 571,643,155 USD.

Net interest, if any, associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,850,000	$571,687,445	6,000,000	$555,522,004
Shares issued	2,550,000	256,295,703	2,600,000	249,212,202
Shares redeemed	(950,000)	(95,482,281)	(2,750,000)	(263,517,597)
Adjustment to period Shares due to currency movement and other	—	48,322,855	—	30,470,836

Ending balance	7,450,000	$780,823,722	5,850,000	$571,687,445

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.55%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.00931	$102.23	0.01%	0.11%
3/1/2011	$0.00848	$102.04	0.01%	0.11%
2/1/2011	$0.00860	$99.42	0.01%	0.10%

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

Results of Operations

As of October 31, 2010, the number of Canadian Dollars owned by the Trust was 581,704,075, resulting in a redeemable capital Share value of $571,687,445. During the six months ended April 30, 2011, an additional 2,250,000 Shares had been created in exchange for 253,563,314 Canadian Dollars and 950,000 Shares were redeemed in exchange for 94,464,764 Canadian Dollars. As of April 30, 2011, the number of Canadian Dollars owned by the Trust was 740,802,625, resulting in a redeemable capital Share value of $780,823,722.

Growth in the Trust’s redeemable capital Share value from $571,687,445 at October 31, 2010 to $780,823,722 at April 30, 2011 was primarily the result of an increase in the Shares outstanding from 5,850,000 at October 31, 2010 to 7,450,000 at April 30, 2011 coupled with an increase in the Closing Spot Rate from 0.9827 at October 31, 2010 to 1.0539 at April 30, 2011.

Interest income increased from $0 for the three months ended April 30, 2010 to $833,781 for the three months ended April 30, 2011, and increased from $0 for the six months ended April 30, 2010 to $1,595,514 for the six months ended April 30, 2011 attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee increased from $588,425 for the three months ended April 30, 2010 to $644,850 for the three months ended April 30, 2011, and increased from $1,175,127 for the six months ended April 30, 2010 to $1,248,906 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $188,931 due to the interest income of 833,781 exceeding the Sponsor’s fee of $644,850. The Trust’s net income for the six months ended April 30, 2011 was $346,608 due to the interest income of 1,595,514 exceeding the Sponsor’s fee of $1,248,906.

Cash dividends per Share increased from $0.00 for the three months ended April 30, 2010 to $0.03 per Share for the three months ended April 30, 2011 and increased from $0.00 for the six months ended April 30, 2010 to $0.05 per Share for the six months ended April 30, 2011. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 5 Baskets (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	200,000	$100.63
03/01/2011 – 03/31/2011	50,000	$102.14
04/01/2011 – 04/30/2011	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: June 9, 2011	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)