Form 10-Q
period 2011-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2011-09-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$953,565,831	$571,643,155
Subscriptions receivable	52,116,716	—
Receivable from accrued interest	501,856	242,867

Total Current Assets	$1,006,184,403	$571,886,022

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$2,839	$831
Accrued Sponsor’s fee	329,013	197,746

Total Current Liabilities	331,852	198,577
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 9,650,000 and 5,850,000 issued and outstanding, respectively	1,005,852,551	571,687,445
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$1,006,184,403	$571,886,022

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$1,311,627	$69,294	$2,907,142	$69,294

Total Income	1,311,627	69,294	2,907,142	69,294
Expenses
Sponsor’s fee	(906,721)	(606,964)	(2,155,628)	(1,782,091)

Total Expenses	(906,721)	(606,964)	(2,155,628)	(1,782,091)
Net Income/(Loss)	$404,906	$(537,670)	$751,514	$(1,712,797)

Other Comprehensive Income/(Loss):
Currency translation adjustment	5,665	(6,029)	11,311	(7,499)

Total Comprehensive Income/(Loss)	$410,571	$(543,699)	$762,825	$(1,720,296)

Basic and Diluted Earnings per Share	$0.05	$(0.09)	$0.11	$(0.28)
Weighted-average Shares Outstanding	8,848,370	6,305,435	7,154,945	6,225,275
Cash Dividends per Share	$0.04	$—	$0.09	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	751,514	(1,719,630)
Distributions Paid	(648,924)	(15,997)
Adjustment of redeemable capital shares to redemption value	(102,590)	1,735,627

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	11,311	(7,589)
Adjustment of redeemable capital shares to redemption value	(11,311)	7,589

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash received for accrued income	$2,662,377	$12,238
Cash paid for expenses	(2,035,981)	(1,756,317)

Net cash provided by/(used in) operating activities	626,396	(1,744,079)
Cash flows from financing activities
Cash received to purchase redeemable shares	643,041,542	186,530,392
Cash paid to redeem redeemable shares	(308,865,348)	(157,816,238)
Cash paid for distributions	(648,924)	—

Net cash provided by financing activities	333,527,270	28,714,154
Adjustment to period cash flows due to currency movement	47,767,002	25,987,097

Increase in cash	381,920,668	52,957,172
Cash at beginning of period	571,642,324	560,327,680

Cash at end of period	$953,562,992	$613,284,852

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities
Net income/(loss)	$751,514	$(1,712,797)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(501,856)	(57,705)
Prior period receivable from accrued interest	242,867	—
Currency translation adjustment	2,604	(7,472)
Accrued sponsor fee	329,013	210,120
Prior period accrued sponsor fee	(197,746)	(176,225)

Net cash provided by/(used in) operating activities	$626,396	$(1,744,079)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Canadian Dollar deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Canadian Dollar exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Canadian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Canadian Dollar exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.018550 per share with an ex-dividend date of August 1, 2011 was paid on August 8, 2011.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were Canadian Dollar principal deposits of 681,140,671 and Canadian Dollar principal redemptions of 303,281,611 resulting in an ending Canadian Dollar principal balance of 959,563,135. This equates to 1,005,673,251 USD (which includes USD subscriptions receivable). For the year ended October 31, 2010, there were Canadian Dollar principal deposits of 258,756,507, Canadian Dollar principal redemptions of 273,609,094 and Canadian Dollar withdrawals (to pay expenses) of 2,041,470 resulting in an ending Canadian Dollar principal balance of 581,704,075. This equates to 571,643,155 USD.

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,850,000	$571,687,445	6,000,000	$555,522,004
Shares issued	6,850,000	693,680,522	2,600,000	249,212,202
Shares redeemed	(3,050,000)	(308,865,348)	(2,750,000)	(263,517,597)
Adjustment to period Shares due to currency movement and other	—	49,349,932	—	30,470,836

Ending balance	9,650,000	$1,005,852,551	5,850,000	$571,687,445

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Canadian Dollars held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculates the value of the Canadian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Canadian Dollars, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Canadian Dollar exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/Canadian Dollar exchange rate as determined by WM Company at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 0.57%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2011	$0.01375	$103.05	0.01%	0.16%
6/1/2011	$0.01412	$102.65	0.01%	0.16%
5/2/2011	$0.01138	$104.81	0.01%	0.13%

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

Results of Operations

As of October 31, 2010, the number of Canadian Dollars owned by the Trust was 581,704,075, resulting in a redeemable capital Share value of $571,687,445. During the nine months ended July 31, 2011, an additional 6,850,000 Shares had been created in exchange for 681,140,671 Canadian Dollars and 3,050,000 Shares were redeemed in exchange for 303,281,611 Canadian Dollars. As of July 31, 2011, the number of Canadian Dollars owned by the Trust was 959,563,135, resulting in a redeemable capital Share value of $1,005,852,551.

Growth in the Trust’s redeemable capital Share value from $571,687,445 at October 31, 2010 to $1,005,852,551 at July 31, 2011 was primarily the result of an increase in the Shares outstanding from 5,850,000 at October 31, 2010 to 9,650,000 at July 31, 2011 coupled with an increase in the Closing Spot Rate from 0.9827 at October 31, 2010 to 1.0481 at July 31, 2011.

Interest income increased from $69,294 for the three months ended July 31, 2010 to $1,311,627 for the three months ended July 31, 2011, and increased from $69,294 for the nine months ended July 31, 2010 to $2,907,142 for the nine months ended July 31, 2011 attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to an increase in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee increased from $606,964 for the three months ended July 31, 2010 to $906,721 for the three months ended July 31, 2011, and increased from $1,782,091 for the nine months ended July 31, 2010 to $2,155,628 for the nine months ended July 31, 2011. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2011 was $404,906 due to the interest income of 1,311,627 exceeding the Sponsor’s fee of $906,721. The Trust’s net income for the nine months ended July 31, 2011 was $751,154 due to the interest income of $2,907,142 exceeding the Sponsor’s fee of $2,155,628.

Cash dividends per Share increased from $0.00 for the three months ended July 31, 2010 to $0.04 per Share for the three months ended July 31, 2011 and increased from $0.00 for the nine months ended July 31, 2010 to $0.09 per Share for the nine months ended July 31, 2011. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2011, 42 Baskets (2,100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	250,000	$102.31
06/01/2011 – 06/30/2011	950,000	$101.41
07/01/2011 – 07/31/2011	900,000	$103.69

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

	By	Rydex Specialized Products LLC, Sponsor of the CurrencyShares® Canadian Dollar Trust

Date: September 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)