Form 10-Q
period 2012-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2012-03-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$585,008,632	$635,713,440
Receivable from accrued interest	248,629	360,153

Total Current Assets	$585,257,261	$636,073,593

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$9,945
Accrued Sponsor’s fee	198,215	232,454

Total Current Liabilities	198,215	242,399

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 5,900,000 and 6,350,000 issued and outstanding, respectively	585,059,046	635,831,194
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$585,257,261	$636,073,593

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$821,372	$761,733

Total Income	821,372	761,733

Expenses
Sponsor’s fee	(592,704)	(604,056)

Total Expenses	(592,704)	(604,056)
Net Income	$228,668	$157,677

Other Comprehensive Income:
Currency translation adjustment	4,138	718

Total Comprehensive Income	$232,806	$158,395

Basic and Diluted Earnings per Share	$0.04	$0.03
Weighted-average Shares Outstanding	6,030,435	6,064,674
Cash Dividends per Share	$0.05	$0.02

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	228,668	1,126,346
Distributions Paid	(291,045)	(1,055,793)
Adjustment of redeemable capital shares to redemption value	62,377	(70,553)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,138	14,311
Adjustment of redeemable capital shares to redemption value	(4,138)	(14,311)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$927,527	$758,180
Cash paid for expenses	(624,149)	(605,518)

Net cash provided by operating activities	303,378	152,662

Cash flows from financing activities
Cash received to purchase redeemable shares	—	89,070,841
Cash paid to redeem redeemable shares	(43,828,778)	(69,278,250)
Cash paid for distributions	(291,045)	(150,933)

Net cash (used in)/provided by financing activities	(44,119,823)	19,641,658

Adjustment to period cash flows due to currency movement	(6,878,418)	10,005,557

(Decrease)/Increase in cash	(50,694,863)	29,799,877
Cash at beginning of period	635,703,495	571,642,324

Cash at end of period	$585,008,632	$601,442,201

Reconciliation of net income to net cash provided by operating activities

Net income	$228,668	$157,677
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(248,629)	(250,649)
Prior period receivable from accrued interest	360,153	242,867
Currency translation adjustment	(2,575)	805
Accrued sponsor fee	198,215	199,708
Prior period accrued sponsor fee	(232,454)	(197,746)

Net cash provided by operating activities	$303,378	$152,662

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on December 23, 2011.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00854 per share with an ex-dividend date of February 1, 2012 was paid on February 8, 2012.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were no Canadian Dollar principal deposits and there were Canadian Dollar principal redemptions of 44,746,467, resulting in an ending Canadian Dollar principal balance of 586,675,907. This equates to 585,008,632 USD. For the year ended October 31, 2011, there were Canadian Dollar principal deposits of 765,661,775 and Canadian Dollar principal redemptions of 715,943,476 resulting in an ending Canadian Dollar principal balance of 631,422,374. This equates to 635,713,440 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,350,000	$635,831,194	5,850,000	$571,687,445
Shares issued	—	—	7,700,000	775,887,155
Shares redeemed	(450,000)	(43,828,778)	(7,200,000)	(725,504,395)
Adjustment to period Shares due to currency movement and other	—	(6,943,370)	—	13,760,989

Ending balance	5,900,000	$585,059,046	6,350,000	$635,831,194

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Canadian Dollar/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Canadian Dollar/USD exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Noon Buying Rate/Closing Spot Rate

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

FXC Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.51%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXC Daily Rate

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	$0.01318	$97.67	0.01%	0.16%
12/1/2011	$0.01596	$97.81	0.02%	0.20%
11/1/2011	$0.01840	$100.13	0.02%	0.22%

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

Results of Operations

As of October 31, 2011, the number of Canadian Dollars owned by the Trust was 631,422,374, resulting in a redeemable capital share value of $635,831,194. During the three months ended January 31, 2012, no additional Shares were created and 450,000 Shares were redeemed in exchange for 44,746,467 Canadian Dollars. As of January 31, 2012, the number of Canadian Dollars owned by the Trust was 586,675,907, resulting in a redeemable capital Share value of $585,059,046.

A decline in the Trust’s redeemable capital Share value from $635,831,194 at October 31, 2011 to $585,059,046 at January 31, 2012 was primarily the result of a decrease in the Shares outstanding from 6,350,000 at October 31, 2011 to 5,900,000 at January 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.0068 at October 31, 2011 to 0.9972 at January 31, 2012.

Interest income increased from $761,733 for the three months ended January 31, 2011 to $821,372 for the three months ended January 31, 2012, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $604,056 for the three months ended January 31, 2011 to $592,704 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2012 was $228,668 due to interest income of $821,372 exceeding the Sponsor’s fee of $592,704.

Cash dividends per Share increased from $0.02 for the three months ended January 31, 2011 to $0.05 per Share for the three months ended January 31, 2012. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2012, 9 Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2011 – 11/30/2011	150,000	$97.62
12/01/2011 – 12/31/2011	300,000	$97.88
01/01/2012 – 01/31/2012	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

	By:	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Canadian Dollar Trust

Date: March 12, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)