Form 10-Q
period 2012-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2012-06-11
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-32910

CurrencyShares® Canadian Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$578,734,164	$635,713,440
Canadian Dollar deposits, non-interest bearing	144	—
Receivable from accrued interest	233,740	360,153

Total Current Assets	$578,968,048	$636,073,593

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$9,945
Accrued Sponsor’s fee	188,934	232,454

Total Current Liabilities	188,934	242,399

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 5,750,000 and 6,350,000 issued and outstanding, respectively	578,779,114	635,831,194
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$578,968,048	$636,073,593

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Income
Interest Income	$715,504	$833,781	$1,536,876	$1,595,514

Total Income	715,504	833,781	1,536,876	1,595,514

Expenses
Sponsor’s fee	(570,566)	(644,850)	(1,163,270)	(1,248,906)

Total Expenses	(570,566)	(644,850)	(1,163,270)	(1,248,906)
Net Income	$144,938	$188,931	$373,606	$346,608

Other Comprehensive Income:
Currency translation adjustment	917	4,928	5,055	5,646

Total Comprehensive Income	$145,855	$193,859	$378,661	$352,254

Basic and Diluted Earnings per Share	$0.03	$0.03	$0.06	$0.06
Weighted-average Shares Outstanding	5,791,111	6,531,461	5,912,088	6,294,199
Cash Dividends per Share	$0.03	$0.03	$0.07	$0.05

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	373,606	1,126,346
Distributions Paid	(442,576)	(1,055,793)
Adjustment of redeemable capital shares to redemption value	68,970	(70,553)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	5,055	14,311
Adjustment of redeemable capital shares to redemption value	(5,055)	(14,311)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2012	Six months ended April 30, 2011
Cash flows from operating activities
Cash received for accrued income	$1,663,795	$1,540,388
Cash paid for expenses	(1,207,218)	(1,224,381)

Net cash provided by operating activities	456,577	316,007

Cash flows from financing activities
Cash received to purchase redeemable shares	4,933,491	211,064,261
Cash paid to redeem redeemable shares	(64,137,745)	(95,482,281)
Cash paid for distributions	(442,576)	(318,721)

Net cash (used in)/provided by financing activities	(59,646,830)	115,263,259

Adjustment to period cash flows due to currency movement	2,221,066	46,358,380

(Decrease)/Increase in cash	(56,969,187)	161,937,646
Cash at beginning of period	635,703,495	571,642,324

Cash at end of period	$578,734,308	$733,579,970

Reconciliation of net income to net cash provided by operating activities

Net income	$373,606	$346,608
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(233,740)	(316,425)
Prior period receivable from accrued interest	360,153	242,867
Currency translation adjustment	78	3,989
Accrued sponsor fee	188,934	236,714
Prior period accrued sponsor fee	(232,454)	(197,746)

Net cash provided by operating activities	$456,577	$316,007

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Canadian Dollar Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 Canadian Dollars in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00782 per share with an ex-dividend date of May 1, 2012 was paid on May 8, 2012.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2012, there were Canadian Dollar principal deposits of 4,971,830 and Canadian Dollar principal redemptions of 64,633,786, resulting in an ending Canadian Dollar principal balance of 571,760,418. This equates to 578,734,164 USD. For the year ended October 31, 2011, there were Canadian Dollar principal deposits of 765,661,775 and Canadian Dollar principal redemptions of 715,943,476 resulting in an ending Canadian Dollar principal balance of 631,422,374. This equates to 635,713,440 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,350,000	$635,831,194	5,850,000	$571,687,445
Shares issued	50,000	4,933,491	7,700,000	775,887,155
Shares redeemed	(650,000)	(64,137,745)	(7,200,000)	(725,504,395)
Adjustment to period Shares due to currency movement and other	—	2,152,174	—	13,760,989

Ending balance	5,750,000	$578,779,114	6,350,000	$635,831,194

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXC Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.53%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/2/2012	$0.00887	$99.50	0.01%	0.11%
3/1/2012	$0.00834	$100.96	0.01%	0.10%
2/1/2012	$0.00854	$99.16	0.01%	0.10%

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

Results of Operations

As of October 31, 2011, the number of Canadian Dollars owned by the Trust was 631,422,374, resulting in a redeemable capital share value of $635,831,194. During the six months ended April 30, 2012, an additional 50,000 Shares were created in exchange for 4,971,830 Canadian Dollars and 650,000 Shares were redeemed in exchange for 64,633,786 Canadian Dollars. As of April 30, 2012, the number of Canadian Dollars owned by the Trust was 571,760,418, resulting in a redeemable capital Share value of $578,779,114.

A decline in the Trust’s redeemable capital Share value from $635,831,194 at October 31, 2011 to $578,779,114 at April 30, 2012 was primarily the result of a decrease in the Shares outstanding from 6,350,000 at October 31, 2011 to 5,750,000 at April 30, 2012. The decline in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0068 at October 31, 2011 to 1.0122 at April 30, 2012.

Interest income decreased from $833,781 for the three months ended April 30, 2011 to $715,504 for the three months ended April 30, 2012, and decreased from $1,595,514 for the six months ended April 30, 2011 to $1,536,876 for the six months ended April 30, 2012, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $644,850 for the three months ended April 30, 2011 to $570,566 for the three months ended April 30, 2012, and decreased from $1,248,906 for the six months ended April 30, 2011 to $1,163,270 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2012 was $144,938 due to interest income of $715,504 exceeding the Sponsor’s fee of $570,566. The Trust’s net income for the six months ended April 30, 2012 was $373,606 due to interest income of $1,536,876 exceeding the Sponsor’s fee of $1,163,270.

Cash dividends per Share remained unchanged at $0.03 for the three months ended April 30, 2011 and the three months ended April 30, 2012. Cash dividends per Share increased from $0.05 for the six months ended April 30, 2011 to $0.07 per Share for six months ended April 30, 2012. This increase in cash dividends per Share was primarily the result of a slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	100,000	$99.59
03/01/2012 – 03/31/2012	100,000	$100.14
04/01/2012 – 04/30/2012	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with the Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K)

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares® Canadian Dollar Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)