Form 10-Q
period 2012-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2012-09-11
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2012, the three months ended July 31, 2011, the nine months ended July 31, 2012 and the nine months ended July 31, 2011	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the nine months ended July 31, 2012 and the nine months ended July 31, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$515,883,758	$635,713,440
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	236,069	360,153

Total Current Assets	$516,119,827	$636,073,593

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$1,063	$9,945
Accrued Sponsor’s fee	177,939	232,454

Total Current Liabilities	179,002	242,399

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 5,200,000 and 6,350,000 issued and outstanding, respectively	515,940,825	635,831,194
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$516,119,827	$636,073,593

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Income
Interest Income	$768,957	$1,311,627	$2,305,833	$2,907,142

Total Income	768,957	1,311,627	2,305,833	2,907,142

Expenses
Sponsor’s fee	(538,238)	(906,721)	(1,701,507)	(2,155,628)

Total Expenses	(538,238)	(906,721)	(1,701,507)	(2,155,628)
Net Income	$230,719	$404,906	$604,326	$751,514

Other Comprehensive Income:
Currency translation adjustment	3,499	5,665	8,554	11,311

Total Comprehensive Income	$234,218	$410,571	$612,880	$762,825

Basic and Diluted Earnings per Share	$0.04	$0.05	$0.10	$0.11

Weighted-average Shares Outstanding	5,448,913	8,848,370	5,756,569	7,154,945

Cash Dividends per Share	$0.04	$0.04	$0.11	$0.09

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	604,326	1,126,346
Distributions Paid	(655,057)	(1,055,793)
Adjustment of redeemable capital shares to redemption value	50,731	(70,553)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	8,554	14,311
Adjustment of redeemable capital shares to redemption value	(8,554)	(14,311)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011
Cash flows from operating activities
Cash received for accrued income	$2,426,804	$2,662,377
Cash paid for expenses	(1,753,315)	(2,035,981)

Net cash provided by operating activities	673,489	626,396

Cash flows from financing activities
Cash received to purchase redeemable shares	4,917,875	643,041,542
Cash paid to redeem redeemable shares	(118,035,488)	(308,865,348)
Cash paid for distributions	(655,057)	(648,924)

Net cash (used in)/provided by financing activities	(113,772,670)	333,527,270

Adjustment to period cash flows due to currency movement	(6,721,619)	47,767,002

(Decrease)/Increase in cash	(119,820,800)	381,920,668
Cash at beginning of period	635,703,495	571,642,324

Cash at end of period	$515,882,695	$953,562,992

Reconciliation of net income to net cash provided by operating activities

Net Income	$604,326	$751,514
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(236,069)	(501,856)
Prior period receivable from accrued interest	360,153	242,867
Currency translation adjustment	(406)	2,604
Accrued sponsor fee	177,939	329,013
Prior period accrued sponsor fee	(232,454)	(197,746)

Net cash provided by operating activities	$673,489	$626,396

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01095 per share with an ex-dividend date of August 1, 2012 was paid on August 8, 2012.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2012, there were Canadian Dollar principal deposits of 4,971,830 and Canadian Dollar principal redemptions of 119,323,913, resulting in an ending Canadian Dollar principal balance of 517,070,291. This equates to 515,883,758 USD. For the year ended October 31, 2011, there were Canadian Dollar principal deposits of 765,661,775 and Canadian Dollar principal redemptions of 715,943,476 resulting in an ending Canadian Dollar principal balance of 631,422,374. This equates to 635,713,440 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	6,350,000	$635,831,194	5,850,000	$571,687,445
Shares issued	50,000	4,917,875	7,700,000	775,887,155
Shares redeemed	(1,200,000)	(118,035,488)	(7,200,000)	(725,504,395)
Adjustment to period Shares due to currency movement and other	—	(6,772,756)	—	13,760,989

Ending balance	5,200,000	$515,940,825	6,350,000	$635,831,194

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.48%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/2/2012	$0.01462	$97.55	0.01%	0.18%
6/1/2012	$0.01619	$96.02	0.02%	0.20%
5/1/2012	$0.00782	$100.66	0.01%	0.09%

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

Results of Operations

As of October 31, 2011, the number of Canadian Dollars owned by the Trust was 631,422,374, resulting in a redeemable capital share value of $635,831,194. During the nine months ended July 31, 2012, an additional 50,000 Shares were created in exchange for 4,971,830 Canadian Dollars and 1,200,000 Shares were redeemed in exchange for 119,323,913 Canadian Dollars. As of July 31, 2012, the number of Canadian Dollars owned by the Trust was 517,070,291, resulting in a redeemable capital Share value of $515,940,825.

A decline in the Trust’s redeemable capital Share value from $635,831,194 at October 31, 2011 to $515,940,825 at July 31, 2012 was primarily the result of a decrease in the Shares outstanding from 6,350,000 at October 31, 2011 to 5,200,000 at July 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.0068 at October 31, 2011 to 0.9977 at July 31, 2012.

Interest income decreased from $1,311,627 for the three months ended July 31, 2011 to $768,957 for the three months ended July 31, 2012, and decreased from $2,907,142 for the nine months ended July 31, 2011 to $2,305,833 for the nine months ended July 31, 2012, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $906,721 for the three months ended July 31, 2011 to $538,238 for the three months ended July 31, 2012, and decreased from $2,155,628 for the nine months ended July 31, 2011 to $1,701,507 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2012 was $230,719 due to interest income of $768,957 exceeding the Sponsor’s fee of $538,238. The Trust’s net income for the nine months ended July 31, 2012 was $604,326 due to interest income of $2,305,833 exceeding the Sponsor’s fee of $1,701,507.

Cash dividends per Share remained unchanged at $0.04 for the three months ended July 31, 2011 and the three months ended July 31, 2012. Cash dividends per Share increased from $0.09 for the nine months ended July 31, 2011 to $0.11 per Share for nine months ended July 31, 2012. This increase in cash dividends per Share was primarily the result of a slight increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended July 31, 2012, 11 Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	250,000	$97.57
06/01/2012 – 06/30/2012	150,000	$96.67
07/01/2012 – 07/31/2012	150,000	$98.08

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: September 10, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)