Form 10-Q
period 2013-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2013-06-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$444,862,231	$492,457,371
Receivable from accrued interest	217,996	223,499

Total Current Assets	$445,080,227	$492,680,870

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$906	$1,009
Accrued Sponsor’s fee	148,220	169,792

Total Current Liabilities	149,126	170,801
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 4,500,000 and 4,950,000 issued and outstanding, respectively	444,931,101	492,510,069
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$445,080,227	$492,680,870

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012
Income
Interest Income	$646,984	$715,504	$1,323,021	$1,536,876

Total Income	646,984	715,504	1,323,021	1,536,876
Expenses
Sponsor’s fee	(451,563)	(570,566)	(958,512)	(1,163,270)

Total Expenses	(451,563)	(570,566)	(958,512)	(1,163,270)
Net Income	$195,421	$144,938	$364,509	$373,606

Basic and Diluted Earnings per Share	$0.04	$0.03	$0.07	$0.06
Weighted-average Shares Outstanding	4,721,348	5,791,111	4,874,309	5,912,088
Cash Dividends per Share	$0.04	$0.03	$0.07	$0.07
Other Comprehensive Income:
Currency translation adjustment	2,263	917	1,375	5,055

Total Comprehensive Income	$197,684	$145,855	$365,884	$378,661

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Income	364,509	731,964
Distributions Paid	(344,567)	(787,686)
Adjustment of redeemable capital shares to redemption value	(19,942)	55,722

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,375	6,804
Adjustment of redeemable capital shares to redemption value	(1,375)	(6,804)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2013	Six months ended April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$1,327,099	$1,663,795
Cash paid for expenses	(978,603)	(1,207,218)

Net cash provided by operating activities	348,496	456,577
Cash flows from financing activities
Cash received to purchase redeemable shares	19,783,211	4,933,491
Cash paid to redeem redeemable shares	(64,297,605)	(64,137,745)
Cash paid for distributions	(344,567)	(442,576)

Net cash used in financing activities	(44,858,961)	(59,646,830)
Adjustment to period cash flows due to currency movement	(3,084,572)	2,221,066

Decrease in cash	(47,595,037)	(56,969,187)
Cash at beginning of period	492,456,362	635,703,495

Cash at end of period	$444,861,325	$578,734,308

Reconciliation of net income to net cash provided by operating activities
Net Income	$364,509	$373,606
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(217,996)	(233,740)
Prior period receivable from accrued interest	223,499	360,153
Currency translation adjustment	56	78
Accrued sponsor fee	148,220	188,934
Prior period accrued sponsor fee	(169,792)	(232,454)

Net cash provided by operating activities	$348,496	$456,577

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01526 per share with an ex-dividend date of May 1, 2013 was paid on May 8, 2013.

3. Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2013, there were Canadian Dollar principal deposits of 19,887,319 and Canadian Dollar principal redemptions of 64,633,786, resulting in an ending Canadian Dollar principal balance of 447,464,675. This equates to 444,862,231 USD. For the year ended October 31, 2012, there were Canadian Dollar principal deposits of 14,915,489 and Canadian Dollar principal redemptions of 154,126,721, resulting in an ending Canadian Dollar principal balance of 492,211,142. This equates to 492,457,371 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	4,950,000	$492,510,069	6,350,000	$635,831,194
Shares issued	200,000	19,783,211	150,000	14,846,422
Shares redeemed	(650,000)	(64,297,605)	(1,550,000)	(153,417,420)
Adjustment to period Shares due to currency movement and other	—	(3,064,574)	—	(4,750,127)

Ending balance	4,500,000	$444,931,101	4,950,000	$492,510,069

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information was presented, but did not have any other impact on the financial statements.

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

NAV per Share; Valuation of the Canadian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Canadian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.58%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2013	$0.01487	$97.89	0.02%	0.18%
3/1/2013	$0.01113	$96.73	0.01%	0.15%
2/1/2013	$0.01139	$99.56	0.01%	0.13%

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

Results of Operations

As of October 31, 2012, the number of Canadian Dollars owned by the Trust was 492,211,142, resulting in a redeemable capital share value of $492,510,069. During the six months ended April 30, 2013, 200,000 Shares were created in exchange for 19,887,319 Canadian Dollars and 650,000 Shares were redeemed in exchange for 64,633,786 Canadian Dollars. As of April 30, 2013, the number of Canadian Dollars owned by the Trust was 447,464,675, resulting in a redeemable capital Share value of $444,931,101.

A decline in the Trust’s redeemable capital Share value from $492,510,069 at October 31, 2012 to $444,931,101 at April 30, 2013 was primarily the result of a decrease in the Shares outstanding from 4,950,000 at October 31, 2012 to 4,500,000 at April 30, 2013 and a decrease in the Closing Spot Rate from 1.0005 at October 31, 2012 to 0.9942 at April 30, 2013.

Interest income decreased from $715,504 for the three months ended April 30, 2012 to $646,984 for the three months ended April 30, 2013, and decreased from $1,536,876 for the six months ended April 30, 2012 to $1,323,021 for the six months ended April 30, 2013, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $570,566 for the three months ended April 30, 2012 to $451,563 for the three months ended April 30, 2013, and decreased from $1,163,270 for the six months ended April 30, 2012 to $958,512 for the six months ended April 30, 2013. The only expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2013 was $195,421 due to interest income of $646,984 exceeding the Sponsor’s fee of $451,563. The Trust’s net income for the six months ended April 30, 2013 was $364,509 due to interest income of $1,323,021 exceeding the Sponsor’s fee of $958,512.

Cash dividends per Share increased from $0.03 for the three months ended April 30, 2012 to $0.04 per Share for the three months ended April 30, 2013 due primarily to a slight increase in the annual nominal interest rate paid by the Depositary, as set forth in the chart above. Cash dividends per Share remained unchanged at $0.07 per Share for the six months ended April 30, 2012 and the six months ended April 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(c) During the quarter ended April 30, 2013, 8 Baskets (400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	50,000	$96.87
03/01/2013 – 03/31/2013	200,000	$97.16
04/01/2013 – 04/30/2013	150,000	$97.36

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST
By	Guggenheim Specialized Products, LLC, Sponsor of the CurrencyShares® Canadian Dollar Trust

Date: June 7, 2013	By:	/s/ JOSEPH ARRUDA
Joseph Arruda Chief Financial Officer (principal financial officer)