Form 10-K
period 2013-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2014-01-14
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32910

CurrencyShares® Canadian Dollar Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 06-6551776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Canadian Dollar Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 4,500,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $444,195,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,731,440 for the fiscal year ended October 31, 2013.

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Canadian Dollars from the Trust to pay excess expenses, which will reduce the amount of Canadian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Canadian Dollars held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of a local cash correspondent, a liquidator may seek to freeze access to the Canadian Dollars held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank or with a local cash correspondent, where they are subject to English or Canadian insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. or with a local cash correspondent will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$101.08	$98.79
April 30, 2013	$99.87	$96.40
July 31, 2013	$99.11	$94.07
October 31, 2013	$97.28	$94.41

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$159.82	$151.99
April 30, 2012	$161.10	$155.03
July 31, 2012	$160.77	$152.19
October 31, 2012	$160.85	$153.61

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 106.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	200,000	$96.06
September	250,000	$95.61
October	50,000	$96.54

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2013		Fiscal Year Ended October 31, 2012
November 1, 2012	$0.01063	November 1, 2011	$0.01840
December 3, 2012	$0.01073	December 1, 2011	$0.01596
January 1, 2013	$0.01144	January 2, 2012	$0.01318
February 3, 2013	$0.01139	February 1, 2012	$0.00854
March 3, 2013	$0.01113	March 1, 2012	$0.00834
April 1, 2013	$0.01487	April 2, 2012	$0.00887
May 1, 2013	$0.01526	May 1, 2012	$0.00782
June 2, 2013	$0.01758	June 1, 2012	$0.01619
July 1, 2013	$0.01666	July 2, 2012	$0.01462
August 1, 2013	$0.01791	August 1, 2012	$0.01095
September 3, 2013	$0.01846	September 3, 2012	$0.00642
October 1, 2013	$0.01956	October 1, 2012	$0.00782

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

Income	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010	Fiscal Year ended October 31, 2009

Interest income	$2,527,023	$2,951,572	$4,157,461	$647,347	$612,517

Total Income	2,527,023	2,951,572	4,157,461	647,347	612,517

Expenses

Sponsor’s fee	(1,731,440)	(2,219,608)	(3,031,115)	(2,366,977)	(1,397,842)

Total Expenses	(1,731,440)	(2,219,608)	(3,031,115)	(2,366,977)	(1,397,842)

Net Income/(Loss)	$795,583	$731,964	$1,126,346	$(1,719,630)	$(785,325)

Basic and Diluted Earnings per Share	$0.18	$0.13	$0.15	$(0.28)	$(0.19)
Weighted-average Shares Outstanding	4,414,795	5,591,393	7,525,342	6,171,233	4,050,685

Cash Dividends per Share	$0.17	$0.14	$0.14	$— *	$0.15

Other Comprehensive Income/(Loss):

Currency translation adjustment	1,040	6,804	14,311	(7,589)	(33,499)

Total Comprehensive Income/(Loss)	$796,623	$738,768	$1,140,657	$(1,727,219)	$(818,824)

*	Less than $0.01 per share.

As of October 31, 2013, total assets were $338,672,718, and for the fiscal year ended October 31, 2013, net cash flows were $(153,961,262).

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

NAV per Share; Valuation of the Canadian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Canadian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.66%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2013	$0.01956	$96.76	0.02%	0.25%
9/3/2013	$0.01846	$94.28	0.02%	0.23%
8/1/2013	$0.01791	$96.74	0.02%	0.22%

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

Results of Operations

As of October 31, 2011, the number of Canadian Dollars owned by the Trust was 631,422,374, resulting in a redeemable capital share value of $635,831,194. During the year ended October 31, 2012, an additional 150,000 Shares were created in exchange for 14,915,489 Canadian Dollars and 1,550,000 Shares were redeemed in exchange for 154,126,721 Canadian Dollars. As of October 31, 2012, the number of Canadian Dollars owned by the Trust was 492,211,142, resulting in a redeemable capital share value of $492,510,069. During the year ended October 31, 2013, an additional 600,000 shares were created in exchange for 59,661,957 Canadian Dollars and 2,000,000 shares were redeemed in exchange for 198,873,188 Canadian Dollars. As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957.

A decrease in the Trust’s redeemable capital share value from $492,510,069 at October 31, 2012 to $338,956,957 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 4,950,000 at October 31, 2012 to 3,550,000 at October 31, 2013, and a decrease in the Closing Spot Rate from 1.0005 at October 31, 2012 to 0.9589 at October 31, 2013. A reduction in the Trust’s redeemable capital share value from $635,831,194 at October 31, 2011 to $492,510,069 at October 31, 2012, was primarily the result of a decrease in the Shares outstanding from 6,350,000 at October 31, 2011 to 4,950,000 at October 31, 2012 and a decrease in the Closing Spot Rate from 1.0068 at October 31, 2011 to 1.0005 at October 31, 2012.

Interest income decreased from $2,951,572 for the year ended October 31, 2012 to $2,527,023 for the year ended October 31, 2013, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in the Trust’s income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. Interest income decreased from $4,157,461 for the year ended October 31, 2011 to $2,951,572 for the year ended October 31, 2012, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $2,219,608 for the year ended October 31, 2012 to $1,731,440 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $3,031,115 for the year ended October 31, 2011 to $2,219,608 for the year ended October 31, 2012. The only expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2013 was $795,583, due to interest income of $2,527,023 exceeding the Sponsor’s fee of $1,731,440. The Trust’s net income for the year ended October 31, 2012 was $731,964, due to interest income of $2,951,572 exceeding the Sponsor’s fee of $2,219,608. The Trust’s net income for the year ended October 31, 2011 was $1,126,346, due to interest income of $4,157,461 exceeding the Sponsor’s fee of $3,031,115.

Cash dividends per Share increased from $0.14 for the year ended October 31, 2012 to $0.17 per Share for the year ended October 31, 2013. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share remained unchanged at $0.14 for the years ended October 31, 2011 and October 31, 2012. The cash dividends per Share remained unchanged primarily due to minimal movement in the interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012

Audit Fees	$23,361	$23,867
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$25,361	$23,867

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

CurrencyShares® Canadian Dollar Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Canadian Dollar Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Canadian Dollar Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Canadian Dollar Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited CurrencyShares® Canadian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Canadian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® Canadian Dollar Trust and our report dated January 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$338,495,383	$492,457,371
Receivable from accrued interest	177,335	223,499

Total Current Assets	$338,672,718	$492,680,870

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$283	$1,009
Accrued Sponsor’s fee	115,478	169,792

Total Current Liabilities	115,761	170,801

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 3,550,000 and 4,950,000 issued and outstanding, respectively	338,556,957	492,510,069
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$338,672,718	$492,680,870

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$2,527,023	$2,951,572	$4,157,461

Total Income	2,527,023	2,951,572	4,157,461

Expenses
Sponsor’s fee	(1,731,440)	(2,219,608)	(3,031,115)

Total Expenses	(1,731,440)	(2,219,608)	(3,031,115)

Net Income	$795,583	$731,964	$1,126,346

Basic and Diluted Earnings per Share	$0.18	$0.13	$0.15
Weighted-average Shares Outstanding	4,414,795	5,591,393	7,525,342

Cash Dividends per Share	$0.17	$0.14	$0.14

Other Comprehensive Income:
Currency translation adjustment	1,040	6,804	14,311

Total Comprehensive Income	$796,623	$738,768	$1,140,657

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011

Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	795,583	731,964	1,126,346
Distributions Paid	(770,063)	(787,686)	(1,055,793)
Adjustment of redeemable capital shares to redemption value	(25,520)	55,722	(70,553)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	1,040	6,804	14,311
Adjustment of redeemable capital shares to redemption value	(1,040)	(6,804)	(14,311)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$2,562,496	$3,088,776	$4,040,326
Cash paid for expenses	(1,776,323)	(2,281,264)	(2,998,190)

Net cash provided by operating activities	786,173	807,512	1,042,136

Cash flows from financing activities
Cash received to purchase redeemable shares	58,495,917	14,846,422	775,887,155
Cash paid to redeem redeemable shares	(194,992,928)	(153,417,420)	(725,504,395)
Cash paid for distributions	(770,063)	(787,686)	(1,055,793)

Net cash (used in)/provided by financing activities	(137,267,074)	(139,358,684)	49,326,967

Adjustment to period cash flows due to	(17,480,361)	(4,695,961)	13,692,068

(Decrease)/Increase in cash	(153,961,262)	(143,247,133)	64,061,171
Cash at beginning of year	492,456,362	635,703,495	571,642,324

Cash at end of year	$338,495,100	$492,456,362	$635,703,495

Reconciliation of net income to net cash provided by operating activities

Net Income	$795,583	$731,964	$1,126,346
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(177,335)	(223,499)	(360,153)
Prior period receivable from accrued interest	223,499	360,153	242,867
Currency translation adjustment	(1,260)	1,556	(1,632)
Accrued sponsor fee	115,478	169,792	232,454
Prior period accrued sponsor fee	(169,792)	(232,454)	(197,746)

Net cash provided by operating activities	$786,173	$807,512	$1,042,136

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01732 per share with an ex-dividend date of November 1, 2013 was paid on November 8, 2013.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD. For the year ended October 31, 2012, there were Canadian Dollar principal deposits of 14,915,489 and Canadian Dollar principal redemptions of 154,126,721, resulting in an ending Canadian Dollar principal balance of 492,211,142. This equates to 492,457,371 USD. For the year ended October 31, 2011, there were Canadian Dollar principal deposits of 765,661,775 and Canadian Dollar principal redemptions of 715,943,476 resulting in an ending Canadian Dollar principal balance of 631,422,374. This equates to 635,713,440 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	4,950,000	$492,510,069	6,350,000	$635,831,194	5,850,000	$571,687,445
Shares issued	600,000	58,495,917	150,000	14,846,422	7,700,000	775,887,155
Shares redeemed	(2,000,000)	(194,992,928)	(1,550,000)	(153,417,420)	(7,200,000)	(725,504,395)
Adjustment to period Shares due to currency movement and other	—	(17,456,101)	—	(4,750,127)	—	13,760,989

Ending balance	3,550,000	$338,556,957	4,950,000	$492,510,069	6,350,000	$635,831,194

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$567,560	$636,442	$646,984	$676,037

Total Income	567,560	636,442	646,984	676,037

Expenses
Sponsor’s fee	(359,973)	(412,955)	(451,563)	(506,949)

Total Expenses	(359,973)	(412,955)	(451,563)	(506,949)
Net Income	$207,587	$223,487	$195,421	$169,088

Basic and Diluted Earnings per Share	$0.06	$0.05	$0.04	$0.03
Weighted-average Shares Outstanding	3,714,130	4,211,413	4,721,348	5,022,283
Cash Dividends per Share	$0.06	$0.05	$0.04	$0.03

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,085)	750	2,263	(888)

Total Comprehensive Income	$206,502	$224,237	$197,684	$168,200

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$645,739	$768,957	$715,504	$821,372

Total Income	645,739	768,957	715,504	821,372

Expenses
Sponsor’s fee	(518,100)	(538,238)	(570,566)	(592,704)

Total Expenses	(518,100)	(538,238)	(570,566)	(592,704)
Net Income	$127,639	$230,719	$144,938	$228,668

Basic and Diluted Earnings per Share	$0.03	$0.04	$0.03	$0.04
Weighted-average Shares Outstanding	5,099,457	5,448,913	5,791,111	6,030,435
Cash Dividends per Share	$0.03	$0.04	$0.03	$0.05

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,750)	3,499	917	4,138

Total Comprehensive Income	$125,889	$234,218	$145,855	$232,806

6.	Sponsor’s Fee

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

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/s/ Nikolaos Bonos Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2014

/s/ Joseph Arruda Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014

/s/ Michael Byrum Michael Byrum	Director	January 14, 2014

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.