Form 10-Q
period 2014-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2014-03-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$285,391,364	$338,495,383
Receivable from accrued interest	152,071	177,335

Total Current Assets	$285,543,435	$338,672,718

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$714	$283
Redemptions Payable	4,460,068	—
Accrued Sponsor’s fee	98,334	115,478

Total Current Liabilities	4,559,116	115,761

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 3,150,000 and 3,550,000 issued and outstanding, respectively	280,984,319	338,556,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$285,543,435	$338,672,718

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$510,040	$676,037

Total Income	510,040	676,037

Expenses
Sponsor’s fee	(317,594)	(506,949)

Total Expenses	(317,594)	(506,949)

Net Income	$192,446	$169,088

Basic and Diluted Earnings per Share	$0.06	$0.03
Weighted-average Shares Outstanding	3,361,957	5,022,283
Cash Dividends per Share	$0.06	$0.03

Other Comprehensive Loss:
Currency translation adjustment	(8,001)	(888)

Total Comprehensive Income	$184,445	$168,200

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	192,446	795,583
Distributions Paid	(193,235)	(770,063)
Adjustment of redeemable capital shares to redemption value	789	(25,520)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(8,001)	1,040
Adjustment of redeemable capital shares to redemption value	8,001	(1,040)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash received for accrued income	$524,435	$677,331
Cash paid for expenses	(327,691)	(510,430)

Net cash provided by operating activities	196,744	166,901

Cash flows from financing activities
Cash received to purchase redeemable shares	23,266,961	20,016,166
Cash paid to redeem redeemable shares	(55,839,541)	(25,020,438)
Cash paid for distributions	(193,235)	(165,574)

Net cash used in financing activities	(32,765,815)	(5,169,846)

Adjustment to period cash flows due to currency movement	(20,535,379)	346,761

Decrease in cash	(53,104,450)	(4,656,184)
Cash at beginning of period	338,495,100	492,456,362

Cash at end of period	$285,390,650	$487,800,178

Reconciliation of net income to net cash provided by operating activities
Net Income	$192,446	$169,088
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(152,071)	(222,357)
Prior period receivable from accrued interest	177,335	223,499
Currency translation adjustment	(3,822)	24
Accrued sponsor fee	98,334	166,439
Prior period accrued sponsor fee	(115,478)	(169,792)

Net cash provided by operating activities	$196,744	$166,901

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the
Form 10-K as filed on January 14, 2014.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Canadian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Canadian Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01657 per share with an ex-dividend date of February 3, 2014 was paid on February 10, 2014.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2014, there were Canadian Dollar principal deposits of 24,859,149 and Canadian Dollar principal redemptions of 64,633,787, resulting in an ending Canadian Dollar principal balance of 313,225,273. This equates to 280,932,124 USD. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,550,000	$338,556,957	4,950,000	$492,510,069
Shares issued	250,000	23,266,960	600,000	58,495,917
Shares redeemed	(650,000)	(60,493,063)	(2,000,000)	(194,992,928)
Adjustment to period Shares due to currency movement and other	—	(20,346,535)	—	(17,456,101)

Ending balance	3,150,000	$280,984,319	3,550,000	$338,556,957

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Canadian Dollar/USD exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollar plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides recent trends on the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of the Canadian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Canadian Dollars:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.61%. The following chart provides the daily rate paid by the Depository since January 31, 2009:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2014	$0.01913	$93.61	0.02%	0.24%
12/2/2013	$0.02047	$93.94	0.02%	0.27%
11/1/2013	$0.01732	$95.37	0.02%	0.21%

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

Results of Operations

As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957. During the three months ended January 31, 2014, 250,000 Shares were created in exchange for 24,859,149 Canadian Dollars, and 650,000 Shares were redeemed in exchange for 64,633,787 Canadian Dollars. As of January 31, 2014, the number of Canadian Dollars owned by the Trust was 313,225,273, resulting in a redeemable capital Share value of $280,984,319.

A decline in the Trust’s redeemable capital Share value from $338,556,957 at October 31, 2013 to $280,984,319 at January 31, 2014 was primarily the result of a decrease in the Shares outstanding from 3,550,000 at October 31, 2013 to 3,150,000 at January 31, 2014 coupled with a decrease in the Closing Spot Rate from 0.9589 at October 31, 2013 to 0.8969 at January 31, 2014.

Interest income decreased from $676,037 for the three months ended January 31, 2013 to $510,040 for the three months ended January 31, 2014, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in interest income was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $506,949 for the three months ended January 31, 2013 to $317,594 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2014 was $192,446 due to interest income of $510,040 exceeding the Sponsor’s fee of $317,594.

Cash dividends per Share increased from $0.03 per Share for the three months ended January 31, 2013 to $0.06 per Share for the three months ended January 31, 2014. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2014, 13 Baskets (650,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2013 – 11/30/2013	100,000	$95.38
12/01/2013 – 12/31/2013	150,000	$93.29
01/01/2014 – 01/31/2014	400,000	$89.95

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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
Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 12, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)