Form 10-Q
period 2014-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2014-06-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$271,820,842	$338,495,383
Receivable from accrued interest	139,781	177,335

Total Current Assets	$271,960,623	$338,672,718

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$537	$283
Accrued Sponsor’s fee	90,368	115,478

Total Current Liabilities	90,905	115,761
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 3,000,000 and 3,550,000 issued and outstanding, respectively	271,869,718	338,556,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$271,960,623	$338,672,718

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Income
Interest Income	$412,117	$646,984	$922,157	$1,323,021

Total Income	412,117	646,984	922,157	1,323,021
Expenses
Sponsor’s fee	(268,244)	(451,563)	(585,838)	(958,512)

Total Expenses	(268,244)	(451,563)	(585,838)	(958,512)
Net Income	$143,873	$195,421	$336,319	$364,509

Basic and Diluted Earnings per Share	$0.05	$0.04	$0.10	$0.07
Weighted-average Shares Outstanding	3,048,315	4,721,348	3,207,735	4,874,309
Cash Dividends per Share	$0.05	$0.04	$0.11	$0.07

Other Comprehensive Income/(Loss):
Currency translation adjustment	976	2,263	(7,025)	1,375

Total Comprehensive Income	$144,849	$197,684	$329,294	$365,884

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	336,319	795,583
Distributions Paid	(338,684)	(770,063)
Adjustment of redeemable capital shares to redemption value	2,365	(25,520)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(7,025)	1,040
Adjustment of redeemable capital shares to redemption value	7,025	(1,040)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash received for accrued income	$949,754	$1,327,099
Cash paid for expenses	(604,709)	(978,603)

Net cash provided by operating activities	345,045	348,496
Cash flows from financing activities
Cash received to purchase redeemable shares	27,459,850	19,783,211
Cash paid to redeem redeemable shares	(77,802,540)	(64,297,605)
Cash paid for distributions	(338,684)	(344,567)

Net cash used in financing activities	(50,681,374)	(44,858,961)
Adjustment to period cash flows due to currency movement	(16,338,466)	(3,084,572)

Decrease in cash	(66,674,795)	(47,595,037)
Cash at beginning of period	338,495,100	492,456,362

Cash at end of period	$271,820,305	$444,861,325

Reconciliation of net income to net cash provided by operating activities
Net Income	$336,319	$364,509
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(139,781)	(217,996)
Prior period receivable from accrued interest	177,335	223,499
Currency translation adjustment	(3,718)	56
Accrued sponsor fee	90,368	148,220
Prior period accrued sponsor fee	(115,478)	(169,792)

Net cash provided by operating activities	$345,045	$348,496

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01629 per share with an ex-dividend date of May 1, 2014 was paid on May 8, 2014.

3. Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2014, there were Canadian Dollar principal deposits of 29,830,978 and Canadian Dollar principal redemptions of 84,521,106, resulting in an ending Canadian Dollar principal balance of 298,309,783. This equates to 271,820,842 USD. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,550,000	$338,556,957	4,950,000	$492,510,069
Shares issued	300,000	27,459,850	600,000	58,495,917
Shares redeemed	(850,000)	(77,802,540)	(2,000,000)	(194,992,928)
Adjustment to period Shares due to currency movement and other	—	(16,344,549)	—	(17,456,101)

Ending balance	3,000,000	$271,869,718	3,550,000	$338,556,957

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.59%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2014	$0.01662	$90.11	0.02%	0.22%
3/3/2014	$0.01423	$89.84	0.02%	0.21%
2/3/2014	$0.01657	$89.20	0.02%	0.22%

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

Results of Operations

As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957. During the six months ended April 30, 2014, 300,000 Shares were created in exchange for 29,830,978 Canadian Dollars, and 850,000 Shares were redeemed in exchange for 84,521,106 Canadian Dollars. As of April 30, 2014, the number of Canadian Dollars owned by the Trust was 298,309,783, resulting in a redeemable capital Share value of $271,869,718.

A decline in the Trust’s redeemable capital Share value from $338,556,957 at October 31, 2013 to $271,869,718 at April 30, 2014 was primarily the result of a decrease in the Shares outstanding from 3,550,000 at October 31, 2013 to 3,000,000 at April 30, 2014 coupled with a decrease in the Closing Spot Rate from 0.9589 at October 31, 2013 to 0.9112 at April 30, 2014.

Interest income decreased from $646,984 for the three months ended April 30, 2013 to $412,117 for the three months ended April 30, 2014, and decreased from $1,323,021 for the six months ended April 30, 2013 to $922,157 for the six months ended April 30, 2014, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in interest income was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $451,563 for the three months ended April 30, 2013 to $268,244 for the three months ended April 30, 2014, and decreased from $958,512 for the six months ended April 30, 2013 to $585,838 for the six months ended April 30, 2014. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2014 was $143,873 due to interest income of $412,117 exceeding the Sponsor’s fee of $268,244. The Trust’s net income for the six months ended April 30, 2014 was $336,319 due to interest income of $922,157 exceeding the Sponsor’s fee of $585,838.

Cash dividends per Share increased from $0.04 for the three months ended April 30, 2013 to $0.05 per Share for the three months ended April 30, 2014, and cash dividends per Share increased from $0.07 for the six months ended April 30, 2013 to $0.11 per Share for the six months ended April 30, 2014. The increase in cash dividends per Share was due primarily to an increase in the annual nominal interest rate paid by the Depositary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	100,000	$89.79
03/01/2014 – 03/31/2014	50,000	$89.51
04/01/2014 – 04/30/2014	50,000	$90.08

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC, Sponsor of the CurrencyShares® Canadian Dollar Trust

Date: June 9, 2014		By:	/s/ Joseph Arruda
Joseph Arruda Chief Financial Officer (principal financial officer)