Form 10-Q
period 2014-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2014-09-08
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$264,884,144	$338,495,383
Receivable from accrued interest	140,191	177,335

Total Current Assets	$265,024,335	$338,672,718

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$164	$283
Accrued Sponsor’s fee	90,298	115,478

Total Current Liabilities	90,462	115,761
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized, 2,900,000 and 3,550,000 issued and outstanding, respectively	264,933,873	338,556,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$265,024,335	$338,672,718

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$429,115	$636,442	$1,351,272	$1,959,463

Total Income	429,115	636,442	1,351,272	1,959,463
Expenses
Sponsor’s fee	(271,756)	(412,955)	(857,594)	(1,371,467)

Total Expenses	(271,756)	(412,955)	(857,594)	(1,371,467)
Net Income	$157,359	$223,487	$493,678	$587,996

Basic and Diluted Earnings per Share	$0.05	$0.05	$0.16	$0.13
Weighted-average Shares Outstanding	2,925,000	4,211,413	3,112,454	4,650,916
Cash Dividends per Share	$0.05	$0.05	$0.16	$0.12
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(961)	750	(7,986)	2,125

Total Comprehensive Income	$156,398	$224,237	$485,692	$590,121

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Income	493,678	795,583
Distributions Paid	(494,023)	(770,063)
Adjustment of redeemable capital shares to redemption value	345	(25,520)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(7,986)	1,040
Adjustment of redeemable capital shares to redemption value	7,986	(1,040)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$1,379,718	$1,972,536
Cash paid for expenses	(877,352)	(1,403,582)

Net cash provided by operating activities	502,366	568,954
Cash flows from financing activities
Cash received to purchase redeemable shares	36,663,447	39,224,283
Cash paid to redeem redeemable shares	(96,241,993)	(147,095,701)
Cash paid for distributions	(494,023)	(559,097)

Net cash used in financing activities	(60,072,569)	(108,430,515)
Adjustment to period cash flows due to currency movement	(14,040,917)	(12,212,402)

Decrease in cash	(73,611,120)	(120,073,963)
Cash at beginning of period	338,495,100	492,456,362

Cash at end of period	$264,883,980	$372,382,399

Reconciliation of net income to net cash provided by operating activities
Net Income	$493,678	$587,996
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(140,191)	(203,827)
Prior period receivable from accrued interest	177,335	223,499
Currency translation adjustment	(3,276)	(693)
Accrued sponsor fee	90,298	131,771
Prior period accrued sponsor fee	(115,478)	(169,792)

Net cash provided by operating activities	$502,366	$568,954

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01710 per share with an ex-dividend date of August 1, 2014 was paid on August 8, 2014.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2014, there were Canadian Dollar principal deposits of 39,774,638 and Canadian Dollar principal redemptions of 104,408,425, resulting in an ending Canadian Dollar principal balance of 288,366,124. This equates to 264,884,144 USD. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,550,000	$338,556,957	4,950,000	$492,510,069
Shares issued	400,000	36,663,447	600,000	58,495,917
Shares redeemed	(1,050,000)	(96,241,993)	(2,000,000)	(194,992,928)
Adjustment to period Shares due to currency movement and other	—	(14,044,538)	—	(17,456,101)

Ending balance	2,900,000	$264,933,873	3,550,000	$338,556,957

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.60%. The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2014	$0.02010	$93.37	0.02%	0.26%
6/2/2014	$0.01656	$91.59	0.02%	0.21%
5/1/2014	$0.01629	$90.62	0.02%	0.22%

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

Results of Operations

As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957. During the nine months ended July 31, 2014, 400,000 Shares were created in exchange for 39,774,638 Canadian Dollars, and 1,050,000 Shares were redeemed in exchange for 104,408,425 Canadian Dollars. As of July 31, 2014, the number of Canadian Dollars owned by the Trust was 288,366,124, resulting in a redeemable capital Share value of $264,933,873.

A decline in the Trust’s redeemable capital Share value from $338,556,957 at October 31, 2013 to $264,933,873 at July 31, 2014 was primarily the result of a decrease in the Shares outstanding from 3,550,000 at October 31, 2013 to 2,900,000at July 31, 2014 coupled with a decrease in the Closing Spot Rate from 0.9589 at October 31, 2013 to 0.9186 at July 31, 2014.

Interest income decreased from $636,442 for the three months ended July 31, 2013 to $429,115 for the three months ended July 31, 2014, and decreased from $1,959,463 for the nine months ended July 31, 2013 to $1,351,272 for the nine months ended July 31, 2014, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in interest income was partially offset by an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $412,955 for the three months ended July 31, 2013 to $271,756 for the three months ended July 31, 2014, and decreased from $1,371,467 for the nine months ended July 31, 2013 to $857,594 for the nine months ended July 31, 2014. The only expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2014 was $157,359 due to interest income of $429,115 exceeding the Sponsor’s fee of $271,756. The Trust’s net income for the nine months ended July 31, 2014 was $493,678 due to interest income of $1,351,272 exceeding the Sponsor’s fee of $857,594.

Cash dividends per Share remained unchanged at $0.05 for the three months ended July 31, 2013 and the three months ended July 31, 2014. Cash dividends per Share increased from $0.12 for the nine months ended July 31, 2013 to $0.16 per Share for the nine months ended July 31, 2014 due primarily to an increase in the annual nominal interest rate paid by the Depositary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2014, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	100,000	$90.96
06/01/2014 – 06/30/2014	—	$—
07/01/2014 – 07/31/2014	100,000	$92.59

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)