Form 10-K
period 2014-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2015-01-14
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 3,000,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $272,280,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,119,674 for the fiscal year ended October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$95.44	$88.98
April 30, 2014	$91.46	$88.41
July 31, 2014	$93.61	$90.55
October 31, 2014	$91.68	$87.94

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$101.08	$98.79
April 30, 2013	$99.87	$96.40
July 31, 2013	$99.11	$94.07
October 31, 2014	$97.28	$94.41

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 101.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	—	$—
October	50,000	$88.97

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2014		Fiscal Year Ended October 31, 2013
November 1, 2013	$0.01732	November 1, 2012	$0.01063
December 3, 2013	$0.02047	December 3, 2012	$0.01073
January 1, 2014	$0.01913	January 1, 2013	$0.01144
February 2, 2014	$0.01657	February 3, 2013	$0.01139
March 2, 2014	$0.01423	March 3, 2013	$0.01113
April 1, 2014	$0.01662	April 1, 2013	$0.01487
May 1, 2014	$0.01629	May 1, 2013	$0.01526
June 1, 2014	$0.01656	June 2, 2013	$0.01758
July 1, 2014	$0.02010	July 1, 2013	$0.01666
August 3, 2014	$0.01710	August 1, 2013	$0.01791
September 1, 2014	$0.01372	September 3, 2013	$0.01846
October 1, 2014	$0.01893	October 1, 2013	$0.01956

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, October 31, 2011 and October 31, 2010.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011	Fiscal Year ended October 31, 2010
Income
Interest income	$1,766,041	$2,527,023	$2,951,572	$4,157,461	$647,347

Total Income	1,766,041	2,527,023	2,951,572	4,157,461	647,347
Expenses
Sponsor’s fee	(1,119,674)	(1,731,440)	(2,219,608)	(3,031,115)	(2,366,977)

Total Expenses	(1,119,674)	(1,731,440)	(2,219,608)	(3,031,115)	(2,366,977)
Net Income/(Loss)	$646,367	$795,583	$731,964	$1,126,346	$(1,719,630)

Basic and Diluted Earnings per Share	$0.21	$0.18	$0.13	$0.15	$(0.28)
Weighted-average Shares Outstanding	3,055,479	4,414,795	5,591,393	7,525,342	6,171,233
Cash Dividends per Share	$0.21	$0.17	$0.14	$0.14	$— *
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(11,040)	1,040	6,804	14,311	(7,589)

Total Comprehensive Income/(Loss)	$635,327	$796,623	$738,768	$1,140,657	$(1,727,219)

*	Less than $0.01 per share.

As of October 31, 2014, total assets were $251,501,099, and for the fiscal year ended October 31, 2014, net cash flows were $(87,136,754).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.73%. The following chart provides the daily rate paid by the Depository since October 31, 2009:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
10/1/2014	$0.01893	$89.00	0.02%	0.26%
9/2/2014	$0.01372	$91.68	0.01%	0.18%
8/1/2014	$0.01710	$91.36	0.02%	0.22%

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

Results of Operations

As of October 31, 2012, the number of Canadian Dollars owned by the Trust was 492,211,142, resulting in a redeemable capital share value of $492,510,069. During the year ended October 31, 2013, an additional 600,000 shares were created in exchange for 59,661,957 Canadian Dollars and 2,000,000 shares were redeemed in exchange for 198,873,188 Canadian Dollars. As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957. During the year ended October 31, 2014, an additional 400,000 Shares were created in exchange for 39,774,638 Canadian Dollars and 1,100,000 Shares were redeemed in exchange for 109,380,254 Canadian Dollars. As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970.

A reduction in the Trust’s redeemable capital share value from $338,556,957 at October 31, 2013 to $251,414,970 at October 31, 2014, was primarily the result of a decrease in the Shares outstanding from 3,550,000 at October 31, 2013 to 2,850,000 at October 31, 2014, and a decrease in the Closing Spot Rate from 0.9589 at October 31, 2013 to 0.8870 at October 31, 2014. A decrease in the Trust’s redeemable capital share value from $492,510,069 at October 31, 2012 to $338,956,957 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 4,950,000 at October 31, 2012 to 3,550,000 at October 31, 2013, and a decrease in the Closing Spot Rate from 1.0005 at October 31, 2012 to 0.9589 at October 31, 2013.

Interest income decreased from $2,527,023 for the year ended October 31, 2013 to $1,766,041 for the year ended October 31, 2014, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in the Trust’s income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. Interest income decreased from $2,951,572 for the year ended October 31, 2012 to $2,527,023 for the year ended October 31, 2013, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in the Trust’s income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $1,731,440 for the year ended October 31, 2013 to $1,119,674 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $2,219,608 for the year ended October 31, 2012 to $1,731,440 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2014 was $646,367, due to interest income of $1,766,041 exceeding the Sponsor’s fee of $1,119,674. The Trust’s net income for the year ended October 31, 2013 was $795,583, due to interest income of $2,527,023 exceeding the Sponsor’s fee of $1,731,440. The Trust’s net income for the year ended October 31, 2012 was $731,964, due to interest income of $2,951,572 exceeding the Sponsor’s fee of $2,219,608.

Cash dividends per Share increased from $0.17 per Share for the year ended October 31, 2013 to $0.21 per Share for the year ended October 31, 2014. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $0.14 for the year ended October 31, 2012 to $0.17 per Share for the year ended October 31, 2013. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013
Audit Fees	$25,229	$23,361
Audit-related fees	0	2,000
Tax fees	0	0
All other Fees	0	0

	$25,229	$25,361

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

CurrencyShares® Canadian Dollar Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Canadian Dollar Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Canadian Dollar Trust at October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Canadian Dollar Trust’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited CurrencyShares® Canadian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Canadian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2014 and 2013, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014 of CurrencyShares® Canadian Dollar Trust and our report dated January 14, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2014	October 31, 2013
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$251,358,636	$338,495,383
Receivable from accrued interest	142,463	177,335

Total Current Assets	$251,501,099	$338,672,718

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$290	$283
Accrued Sponsor’s fee	85,839	115,478

Total Current Liabilities	86,129	115,761
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,850,000 and 3,550,000 issued and outstanding, respectively	251,414,970	338,556,957
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$251,501,099	$338,672,718

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Income
Interest Income	$1,766,041	$2,527,023	$2,951,572

Total Income	1,766,041	2,527,023	2,951,572
Expenses
Sponsor’s fee	(1,119,674)	(1,731,440)	(2,219,608)

Total Expenses	(1,119,674)	(1,731,440)	(2,219,608)
Net Income	$646,367	$795,583	$731,964

Basic and Diluted Earnings per Share	$0.21	$0.18	$0.13
Weighted-average Shares Outstanding	3,055,479	4,414,795	5,591,393
Cash Dividends per Share	$0.21	$0.17	$0.14
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(11,040)	1,040	6,804

Total Comprehensive Income	$635,327	$796,623	$738,768

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	646,367	795,583	731,964
Distributions Paid	(637,630)	(770,063)	(787,686)
Adjustment of redeemable capital shares to redemption value	(8,737)	(25,520)	55,722

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(11,040)	1,040	6,804
Adjustment of redeemable capital shares to redemption value	11,040	(1,040)	(6,804)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Cash flows from operating activities
Cash received for accrued income	$1,786,487	$2,562,496	$3,088,776
Cash paid for expenses	(1,140,388)	(1,776,323)	(2,281,264)

Net cash provided by operating activities	646,099	786,173	807,512
Cash flows from financing activities
Cash received to purchase redeemable shares	36,495,266	58,495,917	14,846,422
Cash paid to redeem redeemable shares	(100,362,128)	(194,992,928)	(153,417,420)
Cash paid for distributions	(637,630)	(770,063)	(787,686)

Net cash used in financing activities	(64,504,492)	(137,267,074)	(139,358,684)
Adjustment to period cash flows due to currency movement	(23,278,361)	(17,480,361)	(4,695,961)

Decrease in cash	(87,136,754)	(153,961,262)	(143,247,133)
Cash at beginning of year	338,495,100	492,456,362	635,703,495

Cash at end of year	$251,358,346	$338,495,100	$492,456,362

Reconciliation of net income to net cash provided by operating activities
Net Income	$646,367	$795,583	$731,964
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(142,463)	(177,335)	(223,499)
Prior period receivable from accrued interest	177,335	223,499	360,153
Currency translation adjustment	(5,501)	(1,260)	1,556
Accrued sponsor fee	85,839	115,478	169,792
Prior period accrued sponsor fee	(115,478)	(169,792)	(232,454)

Net cash provided by operating activities	$646,099	$786,173	$807,512

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Canadian Dollar deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Canadian Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01976 per share with an ex-dividend date of November 3, 2014 was paid on November 10, 2014.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638 and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD. For the year ended October 31, 2012, there were Canadian Dollar principal deposits of 14,915,489 and Canadian Dollar principal redemptions of 154,126,721, resulting in an ending Canadian Dollar principal balance of 492,211,142. This equates to 492,457,371 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2014		October 31, 2013		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,550,000	$338,556,957	4,950,000	$492,510,069	6,350,000	$635,831,194
Shares issued	400,000	36,495,266	600,000	58,495,917	150,000	14,846,422
Shares redeemed	(1,100,000)	(100,362,128)	(2,000,000)	(194,992,928)	(1,550,000)	(153,417,420)
Adjustment to period Shares due to currency movement and other	—	(23,275,125)	—	(17,456,101)	—	(4,750,127)

Ending balance	2,850,000	$251,414,970	3,550,000	$338,556,957	4,950,000	$492,510,069

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Income
Interest Income	$414,769	$429,115	$412,117	$510,040

Total Income	414,769	429,115	412,117	510,040
Expenses
Sponsor’s fee	(262,080)	(271,756)	(268,244)	(317,594)

Total Expenses	(262,080)	(271,756)	(268,244)	(317,594)
Net Income	$152,689	$157,359	$143,873	$192,446
Basic and Diluted Earnings per Share	$0.05	$0.05	$0.05	$0.06
Weighted-average Shares Outstanding	2,886,413	2,925,000	3,048,315	3,361,957
Cash Dividends per Share	$0.05	$0.05	$0.05	$0.06
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3,054)	(961)	976	(8,001)

Total Comprehensive Income	$149,635	$156,398	$144,849	$184,445

Fiscal Period Ended October 31, 2013

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Income
Interest Income	$567,560	$636,442	$646,984	$676,037

Total Income	567,560	636,442	646,984	676,037
Expenses
Sponsor’s fee	(359,973)	(412,955)	(451,563)	(506,949)

Total Expenses	(359,973)	(412,955)	(451,563)	(506,949)
Net Income	$207,587	$223,487	$195,421	$169,088
Basic and Diluted Earnings per Share	$0.06	$0.05	$0.04	$0.03
Weighted-average Shares Outstanding	3,714,130	4,211,413	4,721,348	5,022,283
Cash Dividends per Share	$0.06	$0.05	$0.04	$0.03
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,085)	750	2,263	(888)

Total Comprehensive Income.	$206,502	$224,237	$197,684	$168,200

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date

/s/ Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikolaos Bonos

/s/ Joseph Arruda Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2015

/s/ Michael Byrum	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.