Form 10-Q
period 2015-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2015-03-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2015 (Unaudited)	October 31, 2014

Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$203,900,111	$251,358,636
Canadian Dollar deposits, non-interest bearing	531	—
Receivable from accrued interest	90,118	142,463

Total Current Assets	$203,990,760	$251,501,099

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$290
Accrued Sponsor’s fee	69,018	85,839

Total Current Liabilities	69,018	86,129

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,600,000 and 2,850,000 issued and outstanding, respectively	203,921,742	251,414,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$203,990,760	$251,501,099

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014

Income
Interest Income	$319,547	$510,040

Total Income	319,547	510,040

Expenses
Sponsor’s fee	(232,430)	(317,594)

Total Expenses	(232,430)	(317,594)

Net Income	$87,117	$192,446

Basic and Diluted Earnings per Share	$0.03	$0.06
Weighted-average Shares Outstanding	2,689,674	3,361,957
Cash Dividends per Share	$0.04	$0.06

Other Comprehensive Loss:
Currency translation adjustment	(7,094)	(8,001)

Total Comprehensive Income	$80,023	$184,445

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2015 (Unaudited)	Year Ended October 31, 2014

Retained Earnings, Beginning of Period	$—	$—
Net Income	87,117	646,367
Distributions Paid	(117,086)	(637,630)
Adjustment of redeemable capital shares to redemption value	29,969	(8,737)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(7,094)	(11,040)
Adjustment of redeemable capital shares to redemption value	7,094	11,040

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2015	Three months ended January 31, 2014

Cash flows from operating activities
Cash received for accrued income	$359,347	$524,435
Cash paid for expenses	(240,388)	(327,691)

Net cash provided by operating activities	118,959	196,744

Cash flows from financing activities
Cash received to purchase redeemable shares	46,961,005	23,266,961
Cash paid to redeem redeemable shares	(68,305,840)	(55,839,541)
Cash paid for distributions	(117,086)	(193,235)

Net cash used in financing activities	(21,461,921)	(32,765,815)

Adjustment to period cash flows due to currency movement	(26,114,742)	(20,535,379)

Decrease in cash	(47,457,704)	(53,104,450)
Cash at beginning of period	251,358,346	338,495,100

Cash at end of period	$203,900,642	$285,390,650

Reconciliation of net income to net cash provided by operating activities
Net Income	$87,117	$192,446
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(90,118)	(152,071)
Prior period receivable from accrued interest	142,463	177,335
Currency translation adjustment	(3,682)	(3,822)
Accrued sponsor fee	69,018	98,334
Prior period accrued sponsor fee	(85,839)	(115,478)

Net cash provided by operating activities	$118,959	$196,744

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2015.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Canadian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the USD/Canadian Dollar exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00829 per share with an ex-dividend date of February 2, 2015 was paid on February 9, 2015.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2015, there were Canadian Dollar principal deposits of 54,690,127 and Canadian Dollar principal redemptions of 79,549,276 resulting in an ending Canadian Dollar principal balance of 258,535,146. This equates to 203,900,111 USD. For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638 and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2015 (Unaudited)		Year ended October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,850,000	$251,414,970	3,550,000	$338,556,957
Shares issued	550,000	46,961,005	400,000	36,495,266
Shares redeemed	(800,000)	(68,305,840)	(1,100,000)	(100,362,128)
Adjustment to period Shares due to currency movement and other	—	(26,148,393)	—	(23,275,125)

Ending Balance	2,600,000	$203,921,742	2,850,000	$251,414,970

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Canadian Dollar/USD exchange rate as determined by The WM Company, at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2015 was an annual nominal rate of 0.36%. The following chart provides the daily rate paid by the Depository since January 31, 2010:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield

1/2/2015	$0.00881	$85.86	0.01%	0.12%
12/1/2014	$0.01457	$87.22	0.02%	0.20%
11/3/2014	$0.01976	$88.22	0.02%	0.26%

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

Results of Operations

As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970. During the three months ended January 31, 2015, 550,000 Shares were created in exchange for 54,690,127 Canadian Dollars, and 800,000 Shares were redeemed in exchange for 79,549,276 Canadian Dollars. As of January 31, 2015, the number of Canadian Dollars owned by the Trust was 258,535,146, resulting in a redeemable capital Share value of $203,921,742.

A reduction in the Trust’s redeemable capital Share value from $251,414,970 at October 31, 2014 to $203,921,742 at January 31, 2015 was primarily the result of a decrease in the Shares outstanding from 2,850,000 at October 31, 2014 to 2,600,000 at January 31, 2015 coupled with a decrease in the Closing Spot Rate from 0.8870 at October 31, 2014 to 0.7887 at January 31, 2015.

Interest income decreased from $510,040 for the three months ended January 31, 2014 to $319,547 for the three months ended January 31, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $317,594 for the three months ended January 31, 2014 to $232,430 for the three months ended January 31, 2015. The only expense of the Trust during the three months ended January 31, 2015 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2015 was $87,117 due to interest income of $319,547 exceeding the Sponsor’s fee of $232,430.

Cash dividends per Share decreased from $0.06 per Share for the three months ended January 31, 2014 to $0.04 per Share for the three months ended January 31, 2015. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the

Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2015, 16 Baskets (800,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2014 – 11/30/2014	50,000	$87.13
12/01/2014 – 12/31/2014	600,000	$86.05
01/01/2015 – 01/31/2015	150,000	$81.66

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depository Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 31, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 12, 2015		By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)