Form 10-Q
period 2015-04-30
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2015-06-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$217,520,686	$251,358,636
Subscriptions receivable	8,207,341	—
Receivable from accrued interest	39,339	142,463

Total Current Assets	$225,767,366	$251,501,099

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$290
Accrued Sponsor’s fee	66,203	85,839

Total Current Liabilities	66,203	86,129
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,750,000 and 2,850,000 issued and outstanding, respectively	225,701,163	251,414,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$225,767,366	$251,501,099

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Income
Interest Income	$144,625	$412,117	$464,172	$922,157

Total Income	144,625	412,117	464,172	922,157
Expenses
Sponsor’s fee	(192,204)	(268,244)	(424,634)	(585,838)

Total Expenses	(192,204)	(268,244)	(424,634)	(585,838)
Net (Loss)/Income	$(47,579)	$143,873	$39,538	$336,319

Basic and Diluted Earnings per Share	$(0.02)	$0.05	$0.02	$0.10
Weighted-average Shares Outstanding	2,459,551	3,048,315	2,576,519	3,207,735
Cash Dividends per Share	$0.01	$0.05	$0.05	$0.11

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,502)	976	(8,597)	(7,025)

Total Comprehensive (Loss)/Income	$(49,081)	$144,849	$30,941	$329,294

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Income	39,538	646,367
Distributions Paid	(137,022)	(637,630)
Adjustment of redeemable capital shares to redemption value	97,484	(8,737)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(8,597)	(11,040)
Adjustment of redeemable capital shares to redemption value	8,597	11,040

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash received for accrued income	$551,937	$949,754
Cash paid for expenses	(437,219)	(604,709)

Net cash provided by operating activities	114,718	345,045
Cash flows from financing activities
Cash received to purchase redeemable shares	82,422,356	27,459,850
Cash paid to redeem redeemable shares	(98,913,676)	(77,802,540)
Cash paid for distributions	(137,022)	(338,684)

Net cash used in financing activities	(16,628,342)	(50,681,374)
Adjustment to period cash flows due to currency movement	(17,324,036)	(16,338,466)

Decrease in cash	(33,837,660)	(66,674,795)
Cash at beginning of period	251,358,346	338,495,100

Cash at end of period	$217,520,686	$271,820,305

Reconciliation of net income to net cash provided by operating activities
Net Income	$39,538	$336,319
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(39,339)	(139,781)
Prior period receivable from accrued interest	142,463	177,335
Currency translation adjustment	(8,308)	(3,718)
Accrued sponsor fee	66,203	90,368
Prior period accrued sponsor fee	(85,839)	(115,478)

Net cash provided by operating activities	$114,718	$345,045

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the six months ended April 30, 2015, there were Canadian Dollar principal deposits of 109,370,165, and Canadian Dollar principal redemptions of 119,323,116 and Canadian Dollar withdrawals (to pay expenses) of 28,272 resulting in an ending Canadian Dollar principal balance of 273,413,072. This equates to 225,728,027 USD (which includes USD subscription receivable). For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638, and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2015		Year ended
	(Unaudited)		October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,850,000	$251,414,970	3,550,000	$338,556,957
Shares issued	1,100,000	90,662,693	400,000	36,495,266
Shares redeemed	(1,200,000)	(98,913,676)	(1,100,000)	(100,362,128)
Adjustment to period Shares due to currency movement and other	—	(17,462,824)	—	(23,275,125)

Ending Balance	2,750,000	$225,701,163	2,850,000	$251,414,970

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.29%. The following chart provides the daily rate paid by the Depository since April 30, 2010:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield
3/2/2015	$0.00049	$79.64	0.00%	0.01%
2/2/2015	$0.00829	$78.43	0.01%	0.12%

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

Results of Operations

As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970. During the six months ended April 30, 2015, 1,100,000 Shares were created in exchange for 109,370,165 Canadian Dollars, and 1,200,000 Shares were redeemed in exchange for 119,323,116 Canadian Dollars. In addition, 28,272 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of April 30, 2015, the number of Canadian Dollars owned by the Trust was 273,413,072, resulting in a redeemable capital Share value of $225,701,163.

A reduction in the Trust’s redeemable capital Share value from $251,414,970 at October 31, 2014 to $225,701,163 at April 30, 2015 was primarily the result of a decrease in the Shares outstanding from 2,850,000 at October 31, 2014 to 2,750,000 at April 30, 2015 coupled with a decrease in the Closing Spot Rate from 0.8870 at October 31, 2014 to 0.8256 at April 30, 2015.

Interest income decreased from $412,117 for the three months ended April 30, 2014 to $144,625 for the three months ended April 30, 2015, and decreased from $922,157 for the six months ended April 30, 2014 to $464,172 for the six months ended April 30, 2015, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $268,244 for the three months ended April 30, 2014 to $192,204 for the three months ended April 30, 2015, and decreased from $585,838 for the six months ended April 30, 2014 to $424,634 for the six months ended April 30, 2015. The only expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2015 was $47,579 due to the Sponsor’s fee of $192,204 exceeding interest income of $144,625. The Trust’s net income for the six months ended April 30, 2015 was $39,538 due to interest income of $464,172 exceeding the Sponsor’s fee of $424,634.

Cash dividends per Share decreased from $0.05 for the three months ended April 30, 2014 to $0.01 per Share for the three months ended April 30, 2015, and cash dividends per Share decreased from $0.11 for the six months ended April 30, 2014 to $0.05 per Share for the six months ended April 30, 2014. The decrease in cash dividends per Share was due primarily to a decrease in the annual nominal interest rate paid by the Depositary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2015, 8 Baskets (400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2015 – 02/28/2015	150,000	$79.47
03/01/2015 – 03/31/2015	250,000	$79.50
04/01/2015 – 04/30/2015	—	$—

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: June 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)