Form 10-Q
period 2015-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2015-09-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014

Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$217,762,108	$251,358,636
Receivable from accrued interest	28,213	142,463

Total Current Assets	$217,790,321	$251,501,099

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$290
Accrued Sponsor’s fee	73,138	85,839

Total Current Liabilities	73,138	86,129
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized, – 2,850,000 issued and outstanding	217,717,183	251,414,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$217,790,321	$251,501,099

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Income
Interest Income	$156,866	$429,115	$621,038	$1,351,272

Total Income	156,866	429,115	621,038	1,351,272

Expenses
Sponsor’s fee	(221,910)	(271,756)	(646,544)	(857,594)

Total Expenses	(221,910)	(271,756)	(646,544)	(857,594)

Net (Loss)/Income	$(65,044)	$157,359	$(25,506)	$493,678

Basic and Diluted Earnings per Share	$(0.02)	$0.05	$(0.01)	$0.16
Weighted-average Shares Outstanding	2,763,587	2,925,000	2,639,560	3,112,454
Cash Dividends per Share	$—	$0.05	$0.05	$0.16

Other Comprehensive Income/(Loss):
Currency translation adjustment	2,703	(961)	(5,894)	(7,986)

Total Comprehensive (Loss)/Income	$(62,341)	$156,398	$(31,400)	$485,692

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014

Retained Earnings, Beginning of Period	$—	$—
Net (Loss)/Income	(25,506)	646,367
Distributions Paid	(135,495)	(637,630)
Adjustment of redeemable capital shares to redemption value	161,001	(8,737)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5,894)	(11,040)
Adjustment of redeemable capital shares to redemption value	5,894	11,040

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014

Cash flows from operating activities
Cash received for accrued income	$715,081	$1,379,718
Cash paid for expenses	(646,886)	(877,352)

Net cash provided by operating activities	68,195	502,366

Cash flows from financing activities
Cash received to purchase redeemable shares	101,873,544	36,663,447
Cash paid to redeem redeemable shares	(101,885,222)	(96,241,993)
Cash paid for distributions	(135,495)	(494,023)

Net cash used in financing activities	(147,173)	(60,072,569)
Adjustment to period cash flows due to currency movement	(33,517,260)	(14,040,917)

Decrease in cash	(33,596,238)	(73,611,120)
Cash at beginning of period	251,358,346	338,495,100

Cash at end of period	$217,762,108	$264,883,980

Reconciliation of net (loss)/income to net cash provided by operating activities
Net (Loss)/Income	$(25,506)	$493,678
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Receivable from accrued interest	(28,213)	(140,191)
Prior period receivable from accrued interest	142,463	177,335
Currency translation adjustment	(7,848)	(3,276)
Accrued sponsor fee	73,138	90,298
Prior period accrued sponsor fee	(85,839)	(115,478)

Net cash provided by operating activities	$68,195	$502,366

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2015, there were Canadian Dollar principal deposits of 124,280,417 and Canadian Dollar principal redemptions of 124,293,628 and Canadian Dollar withdrawals (to pay expenses) of 83,469 resulting in an ending Canadian Dollar principal balance of 283,297,615. This equates to 217,762,108 USD. For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638, and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2015		Year ended
	(Unaudited)		October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,850,000	$251,414,970	3,550,000	$338,556,957
Shares issued	1,250,000	101,873,544	400,000	36,495,266
Shares redeemed	(1,250,000)	(101,885,222)	(1,100,000)	(100,362,128)
Adjustment to period Shares due to currency movement and other	—	(33,686,109)	—	(23,275,125)

Ending Balance	2,850,000	$217,717,183	2,850,000	$251,414,970

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since July 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee, withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2015.

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

Results of Operations

As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970. During the nine months ended July 31, 2015, 1,250,000 Shares were created in exchange for 124,280,417 Canadian Dollars, and 1,250,000 Shares were redeemed in exchange for 124,293,628 Canadian Dollars. In addition, 83,469 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of July 31, 2015, the number of Canadian Dollars owned by the Trust was 283,297,615, resulting in a redeemable capital Share value of $217,717,183.

A reduction in the Trust’s redeemable capital Share value from $251,414,970 at October 31, 2014 to $217,717,183 at July 31, 2015 was primarily the result of a decrease in the Closing Spot Rate from 0.8870 at October 31, 2014 to 0.7687 at July 31, 2015. The Shares outstanding remained unchanged at 2,850,000 for October 31, 2014 and July 31, 2015.

Interest income decreased from $429,115 for the three months ended July 31, 2014 to $156,866 for the three months ended July 31, 2015, and decreased from $1,351,272 for the nine months ended July 31, 2014 to $621,038 for the nine months ended July 31, 2015, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $271,756 for the three months ended July 31, 2014 to $221,910 for the three months ended July 31, 2015, and decreased from $857,594 for the nine months ended July 31, 2014 to $646,544 for the nine months ended July 31, 2015. The only expense of the Trust during the three months and nine months ended July 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2015 was $65,044 due to the Sponsor’s fee of $221,910 exceeding interest income of $156,866. The Trust’s net loss for the nine months ended July 31, 2015 was $25,506 due to the Sponsor’s fee of $646,544 exceeding interest income of $621,038.

Cash dividends per Share decreased from $0.05 for the three months ended July 31, 2014 to $0.00 per Share for the three months ended July 31, 2015, and cash dividends per Share decreased from $0.16 for the nine months ended July 31, 2014 to $0.05 per Share for the nine months ended July 31, 2015. The decrease in cash dividends per Share was due primarily to a decrease in the annual nominal interest rate paid by the Depositary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Canadian Dollar exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2015 – 05/31/2015	50,000	$81.74

06/01/2015 – 06/30/2015	—	$—

07/01/2015 – 07/31/2015	—	$—

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)