Form 10-K
period 2015-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2016-01-14
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,750,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $226,682,500.

CURRENCYSHARES® CANADIAN DOLLAR TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® Canadian Dollar Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares commenced trading on the New York Stock Exchange under the ticker symbol “FXC” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Canadian Dollars and distributes Canadian Dollars in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of Canadian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Canadian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Canadian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Canadian Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $869,402 for the fiscal year ended October 31, 2015.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Canadian Dollar deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Canadian Dollar/USD exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the Canadian Dollar/USD exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Canadian Dollars from the Trust to pay these excess expenses, which will reduce the amount of Canadian Dollars represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Canadian Dollars held by the Trust. It is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Canadian Dollars from the Trust to pay these excess expenses. As a result, the amount of Canadian Dollars represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Canadian Dollars into the Trust, as the amount of Canadian Dollars required to create Shares will proportionately reflect the amount of Canadian Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Canadian Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Canadian Dollar as the amount of Canadian Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Canadian Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Canadian Dollars in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Canadian Dollar (BBA) rate, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Canadian Dollars to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$88.50	$78.22
April 30, 2015	$82.69	$77.75
July 31, 2015	$83.05	$75.97
October 31, 2015	$77.30	$73.99

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$95.44	$88.98
April 30, 2014	$91.46	$88.41
July 31, 2014	$93.61	$90.55
October 31, 2014	$91.68	$87.94

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 99.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	350,000	$74.70
October	—	$—

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2015		Fiscal Year Ended October 31, 2014
November 3, 2014	$0.01976	November 1, 2013	$0.01732
December 1, 2014	$0.01457	December 2, 2013	$0.02047
January 1, 2015	$0.00881	January 1, 2014	$0.01913
February 2, 2015	$0.00829	February 3, 2014	$0.01657
March 2, 2015	$0.00049	March 3, 2014	$0.01423
April 1, 2015	$—	April 1, 2014	$0.01662
May 1, 2015	$—	May 1, 2014	$0.01629
June 1, 2015	$—	June 2, 2014	$0.01656
July 1, 2015	$—	July 1, 2014	$0.02010
August 3, 2015	$—	August 1, 2014	$0.01710
September 1, 2015	$—	September 1, 2014	$0.01372
October 1, 2015	$—	October 1, 2014	$0.01893

In the future, to the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and October 31, 2011.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2011
Income

Interest income	$622,890	$1,766,041	$2,527,023	$2,951,572	$4,157,461

Total Income	622,890	1,766,041	2,527,023	2,951,572	4,157,461

Expenses

Sponsor’s fee	(869,402)	(1,119,674)	(1,731,440)	(2,219,608)	(3,031,115)

Total Expenses	(869,402)	(1,119,674)	(1,731,440)	(2,219,608)	(3,031,115)

Net Income/(Loss)	$(246,512)	$646,367	$795,583	$731,964	$1,126,346

Basic and Diluted Earnings per Share	$(0.09)	$0.21	$0.18	$0.13	$0.15
Weighted-average Shares Outstanding	2,711,918	3,055,479	4,414,795	5,591,393	7,525,342

Cash Dividends per Share	$0.05	$0.21	$0.17	$0.14	$0.14

Other Comprehensive (Loss)/Income:

Currency translation adjustment	(7,051)	(11,040)	1,040	6,804	14,311

Total Comprehensive Income/(Loss)	$(253,563)	$635,327	$796,623	$738,768	$1,140,657

As of October 31, 2015, total assets were $216,342,962, and for the fiscal year ended October 31, 2015, net cash flows were $(35,015,384).

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

Movements in the Price of the Canadian Dollar

The investment objective of the Trust is for the Shares to reflect the price in USD of the Canadian Dollar plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. Each outstanding Share represents a proportional interest in the Canadian Dollars held by the Trust. The following chart provides recent trends on the price of the Canadian Dollar. The chart illustrates movements in the price of the Canadian Dollar in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of the Canadian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Canadian Dollars:

FXC Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since October 31, 2010:

FXC Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2015.

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

Results of Operations

As of October 31, 2013, the number of Canadian Dollars owned by the Trust was 352,999,911, resulting in a redeemable capital share value of $338,556,957. During the year ended October 31, 2014, an additional 400,000 Shares were created in exchange for 39,774,638 Canadian Dollars and 1,100,000 Shares were redeemed in exchange for 109,380,254 Canadian Dollars. As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970. During the year ended October 31, 2015, an additional 1,600,000 shares were created in exchange for 159,051,217 Canadian Dollars and 1,600,000 shares were redeemed in exchange for 159,056,760 Canadian Dollars. In addition, 336,437 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2015, the number of Canadian Dollars owned by the Trust was 283,052,315, resulting in a redeemable capital share value of $216,269,477.

A decrease in the Trust’s redeemable capital share value from $251,414,970 at October 31, 2014 to $216,269,477 at October 31, 2015, was primarily the result of a decrease in the Closing Spot Rate from 0.8870 at October 31, 2014 to 0.7643 at October 31, 2015. A reduction in the Trust’s redeemable capital share value from $338,556,957 at October 31, 2013 to $251,414,970 at October 31, 2014, was primarily the result of a decrease in the Shares outstanding from 3,550,000 at October 31, 2013 to 2,850,000 at October 31, 2014, and a decrease in the Closing Spot Rate from 0.9589 at October 31, 2013 to 0.8870 at October 31, 2014.

Interest income decreased from $1,766,041 for the year ended October 31, 2014 to $622,890 for the year ended October 31, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above, coupled with a decrease in the weighted-average Canadian Dollars in the Trust. Interest income decreased from $2,527,023 for the year ended October 31, 2013 to $1,766,041 for the year ended October 31, 2014, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust. The decrease in the Trust’s interest income was partially offset by a slight increase in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $1,119,674 for the year ended October 31, 2014 to $869,402 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $1,731,440 for the year ended October 31, 2013 to $1,119,674 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2015 was $246,512, due to the Sponsor’s fee of $869,402 exceeding interest income of $622,890. The Trust’s net income for the year ended October 31, 2014 was $646,367, due to interest income of $1,766,041 exceeding the Sponsor’s fee of $1,119,674. The Trust’s net income for the year ended October 31, 2013 was $795,583, due to interest income of $2,527,023 exceeding the Sponsor’s fee of $1,731,440.

Cash dividends per Share decreased from $0.21 per Share for the year ended October 31, 2014 to $0.05 per Share for the year ended October 31, 2015. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share increased from $0.17 per Share for the year ended October 31, 2013 to $0.21 per Share for the year ended October 31, 2014. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Canadian Dollar/USD exchange rate and the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,231	$25,229

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

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

CurrencyShares® Canadian Dollar Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Canadian Dollar Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Canadian Dollar Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Canadian Dollar Trust’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited CurrencyShares® Canadian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Canadian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015 of CurrencyShares® Canadian Dollar Trust and our report dated January 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$216,342,962	$251,358,636
Receivable from accrued interest	—	142,463

Total Current Assets	$216,342,962	$251,501,099

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$290
Accrued Sponsor’s fee	73,485	85,839

Total Current Liabilities	73,485	86,129

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized, – 2,850,000 issued and outstanding	216,269,477	251,414,970
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$216,342,962	$251,501,099

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Income
Interest Income	$622,890	$1,766,041	$2,527,023

Total Income	622,890	1,766,041	2,527,023

Expenses
Sponsor’s fee	(869,402)	(1,119,674)	(1,731,440)

Total Expenses	(869,402)	(1,119,674)	(1,731,440)

Net (Loss)/Income	$(246,512)	$646,367	$795,583

Basic and Diluted Earnings per Share	$(0.09)	$0.21	$0.18
Weighted-average Shares Outstanding	2,711,918	3,055,479	4,414,795
Cash Dividends per Share	$0.05	$0.21	$0.17

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(7,051)	(11,040)	1,040

Total Comprehensive (Loss)/Income	$(253,563)	$635,327	$796,623

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(246,512)	646,367	795,583
Distributions Paid	(132,881)	(637,630)	(770,063)
Adjustment of redeemable capital shares to redemption value	379,393	(8,737)	(25,520)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(7,051)	(11,040)	1,040
Adjustment of redeemable capital shares to redemption value	7,051	11,040	(1,040)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$732,747	$1,786,487	$2,562,496
Cash paid for expenses	(869,218)	(1,140,388)	(1,776,323)

Net cash (used in)/provided by operating activities	(136,471)	646,099	786,173

Cash flows from financing activities
Cash received to purchase redeemable shares	127,858,942	36,495,266	58,495,917
Cash paid to redeem redeemable shares	(127,864,231)	(100,362,128)	(194,992,928)
Cash paid for distributions	(132,881)	(637,630)	(770,063)

Net cash used in financing activities	(138,170)	(64,504,492)	(137,267,074)

Adjustment to period cash flows due to currency movement	(34,740,743)	(23,278,361)	(17,480,361)

Decrease in cash	(35,015,384)	(87,136,754)	(153,961,262)
Cash at beginning of year	251,358,346	338,495,100	492,456,362

Cash at end of year	$216,342,962	$251,358,346	$338,495,100

Reconciliation of net income/(loss) to net cash (used in)/provided by operating activities
Net (Loss)/Income	$(246,512)	$646,367	$795,583
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	(142,463)	(177,335)
Prior period receivable from accrued interest	142,463	177,335	223,499
Currency translation adjustment	(20,068)	(5,501)	(1,260)
Accrued sponsor fee	73,485	85,839	115,478
Prior period accrued sponsor fee	(85,839)	(115,478)	(169,792)

Net cash (used in)/provided operating activities	$(136,471)	$646,099	$786,173

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the Canadian Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. The Trust’s assets primarily consist of Canadian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

B.	Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Canadian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Canadian Dollar/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 0.00%. For the year ended October 31, 2015, there were Canadian Dollar principal deposits of 159,051,217 and Canadian Dollar principal redemptions of 159,056,760 and Canadian Dollar withdrawals (to pay expenses) of 336,437 resulting in an ending Canadian Dollar principal balance of 283,052,315. This equates to 216,342,962 USD. For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638, and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD. For the year ended October 31, 2013, there were Canadian Dollar principal deposits of 59,661,957 and Canadian Dollar principal redemptions of 198,873,188, resulting in an ending Canadian Dollar principal balance of 352,999,911. This equates to 338,495,383 USD.

Net interest, if any, associated with creation and redemption activity is held in a Canadian Dollar-denominated non-interest bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Canadian Dollars. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Only Authorized Participants may redeem their Shares at any time in Baskets.

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings, or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	2,850,000	$251,414,970	3,550,000	$338,556,957	4,950,000	$492,510,069

Shares issued	1,600,000	127,858,942	400,000	36,495,266	600,000	58,495,917

Shares redeemed	(1,600,000)	(127,864,231)	(1,100,000)	(100,362,128)	(2,000,000)	(194,992,928)

Adjustment to period Shares due to currency movement and other	—	(35,140,204)	—	(23,275,125)	—	(17,456,101)

Ending balance	2,850,000	$216,269,477	2,850,000	$251,414,970	3,550,000	$338,556,957

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Canadian Dollars held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the Canadian Dollars in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Canadian Dollars, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015

Income
Interest Income	$1,852	$156,866	$144,625	$319,547

Total Income	1,852	156,866	144,625	319,547

Expenses
Sponsor’s fee	(222,858)	(221,910)	(192,204)	(232,430)

Total Expenses	(222,858)	(221,910)	(192,204)	(232,430)
Net Income	$(221,006)	$(65,044)	$(47,579)	$87,117

Basic and Diluted Earnings per Share	$(0.08)	$(0.02)	$(0.02)	$0.03
Weighted-average Shares Outstanding	2,926,630	2,763,587	2,459,551	2,289,674
Cash Dividends per Share	$—	$—	$0.01	$0.04

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,158)	2,703	(1,502)	(7,094)

Total Comprehensive (Loss)/Income	$(222,164)	$(62,341)	$(49,081)	$80,023

Fiscal Period Ended October 31, 2014:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Income
Interest Income	$414,769	$429,115	$412,117	$510,040

Total Income	414,769	429,115	412,117	510,040

Expenses
Sponsor’s fee	(262,080)	(271,756)	(268,244)	(317,594)

Total Expenses	(262,080)	(271,756)	(268,244)	(317,594)
Net Income	$152,689	$157,359	$143,873	$192,446

Basic and Diluted Earnings per Share	$0.05	$0.05	$0.05	$0.06
Weighted-average Shares Outstanding	2,886,413	2,925,000	3,048,315	3,361,957
Cash Dividends per Share	$0.05	$0.05	$0.05	$0.06

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3,054)	(961)	976	(8,001)

Total Comprehensive Income	$149,635	$156,398	$144,849	$184,445

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Canadian Dollar Trust

	By:	/s/ Nikolaos Bonos
Nikolaos Bonos
Chief Executive Officer

	Date:	January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ Nikolaos Bonos	Director and Chief Executive Officer	January 14, 2016
Nikolaos Bonos	(principal executive officer)

/s/ Joseph Arruda Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016

/s/ Michael Byrum	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.