Form 10-Q
period 2016-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2016-03-11
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$200,937,127	$216,342,962
Canadian Dollar deposits, non-interest bearing	—	—
Subscription receivable	7,048,345	—

Total Current Assets	$207,985,472	$216,342,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$68,375	$73,485

Total Current Liabilities	68,375	73,485

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,950,000 and 2,850,000 issued and outstanding, respectively	207,917,097	216,269,477
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$207,985,472	$216,342,962

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Income
Interest Income	$859	$319,547

Total Income	859	319,547

Expenses
Sponsor’s fee	(205,338)	(232,430)

Total Expenses	(205,338)	(232,430)

Net (Loss)/Income	$(204,479)	$87,117

Basic and Diluted Earnings per Share	$(0.07)	$0.03
Weighted-average Shares Outstanding	2,826,630	2,689,674
Cash Dividends per Share	$—	$0.04

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,904	(7,094)

Total Comprehensive (Loss)/Income	$(199,575)	$80,023

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2016 (Unaudited)	Year Ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(204,479)	(246,512)
Distributions Paid	—	(132,881)
Adjustment of redeemable capital shares to redemption value	204,479	379,393

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	4,904	(7,051)
Adjustment of redeemable capital shares to redemption value	(4,904)	7,051

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015
Cash flows from operating activities
Cash received for accrued income	$859	$359,347
Cash paid for expenses	(205,283)	(240,388)

Net cash (used in)/provided by operating activities	(204,424)	118,959

Cash flows from financing activities
Cash received to purchase redeemable shares	7,223,828	46,961,005
Cash paid to redeem redeemable shares	(7,225,842)	(68,305,840)
Cash paid for distributions	—	(117,086)

Net cash used in financing activities	(2,014)	(21,461,921)

Adjustment to period cash flows due to currency movement	(15,199,397)	(26,114,742)

Decrease in cash	(15,405,835)	(47,457,704)
Cash at beginning of period	216,342,962	251,358,346

Cash at end of period	$200,937,127	$203,900,642

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities
Net (Loss)/Income	$(204,479)	$87,117
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	(90,118)
Prior period receivable from accrued interest	—	142,463
Currency translation adjustment	5,165	(3,682)
Accrued sponsor fee	68,375	69,018
Prior period accrued sponsor fee	(73,485)	(85,839)

Net cash (used in)/provided by operating activities	$(204,424)	$118,959

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the Canadian Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. The Trust’s assets primarily consist of Canadian Dollars on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

Form 10-K as filed on January 14, 2016.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Canadian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Canadian Dollar/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received or paid on a monthly basis. Any interest below zero for the period is reflected as interest expense.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2016 was an annual nominal rate of 0.00%. For the three months ended January 31, 2016, there were Canadian Dollar principal deposits of 19,840,712, and Canadian Dollar principal redemptions of 9,924,694 and Canadian Dollar withdrawals (to pay expenses) of 280,777 resulting in an ending Canadian Dollar principal balance of 292,687,556. This equates to 207,985,472 USD (which includes USD subscriptions receivable). For the year ended October 31, 2015, there were Canadian Dollar principal deposits of 159,051,217 and Canadian Dollar principal redemptions of 159,056,760 and Canadian Dollar withdrawals (to pay expenses) of 336,437 resulting in an ending Canadian Dollar principal balance of 283,052,315. This equates to 216,342,962 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,850,000	$216,269,477	2,850,000	$251,414,970
Shares issued	200,000	14,445,367	1,600,000	127,858,942
Shares redeemed	(100,000)	(7,225,842)	(1,600,000)	(127,864,231)
Adjustment to period Shares due to currency movement and other	—	(15,571,905)	—	(35,140,204)

Ending Balance	2,950,000	$207,917,097	2,850,000	$216,269,477

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2016 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Canadian Dollars owned by the Trust was 283,052,315, resulting in a redeemable capital share value of $216,269,477. During the three months ended January 31, 2016, 200,000 Shares were created in exchange for 19,840,712 Canadian Dollars, and 100,000 Shares were redeemed in exchange for 9,924,694 Canadian Dollars. In addition, 280,777 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of January 31, 2016, the number of Canadian Dollars owned by the Trust was 292,687,556, resulting in a redeemable capital Share value of $207,917,097.

A decrease in the Trust’s redeemable capital Share value from $216,269,477 at October 31, 2015 to $207,917,097 at January 31, 2016 was primarily the result of a decrease in the Closing Spot Rate from 0.7643 at October 31, 2015 to 0.7106 at January 31, 2016. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the number of Shares outstanding from 2,850,000 at October 31, 2015 to 2,950,000 at January 31, 2016.

Interest income decreased from $319,547 for the three months ended January 31, 2015 to $859 for the three months ended January 31, 2016, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart, the Sponsor’s fee decreased from $232,430 for the three months ended January 31, 2015 to $205,338 for the three months ended January 31, 2016. The decrease in Sponsor’s fee was partially offset by an increase in the weighted-average Canadian Dollars in the Trust. The only expense of the Trust during the three months ended January 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2016 was $204,479 due to the Sponsor’s fee of $205,338 exceeding interest income of $859.

Cash dividends per Share decreased from $0.04 for the three months ended January 31, 2015 to $0.00 per Share for the three months ended January 31, 2016. The decrease in cash dividends per Share was due primarily to a decrease in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2016, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2015 – 11/30/2015	—	$—
12/01/2015 – 12/31/2015	100,000	$74.28
01/01/2016 – 01/31/2016	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 31, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 11, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)