Form 10-Q
period 2016-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2016-09-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$208,834,669	$216,342,962
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	2,276	—

Total Current Assets	$208,836,945	$216,342,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$71,904	$73,485

Total Current Liabilities	71,904	73,485

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,750,000 and 2,850,000 issued and outstanding, respectively	208,765,041	216,269,477
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$208,836,945	$216,342,962

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Income
Interest Income	$20,665	$156,866	$22,442	$621,038

Total Income	20,665	156,866	22,442	621,038

Expenses
Sponsor’s fee	(215,463)	(221,910)	(632,443)	(646,544)

Total Expenses	(215,463)	(221,910)	(632,443)	(646,544)
Net Loss	$(194,798)	$(65,044)	$(610,001)	$(25,506)

Basic and Diluted Earnings per Share	$(0.07)	$(0.02)	$(0.22)	$(0.01)
Weighted-average Shares Outstanding	2,803,261	2,763,587	2,836,679	2,639,560
Cash Dividends per Share	$—	$—	$—	$0.05

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,218	2,703	(6,597)	(5,894)

Total Comprehensive Loss	$(193,580)	$(62,341)	$(616,598)	$(31,400)

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(610,001)	(246,512)
Distributions Paid	—	(132,881)
Adjustment of redeemable capital shares to redemption value	610,001	379,393

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(6,597)	(7,051)
Adjustment of redeemable capital shares to redemption value	6,597	7,051

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash received for accrued income	$19,669	$715,081
Cash paid for expenses	(633,898)	(646,886)

Net cash (used in)/provided by operating activities	(614,229)	68,195

Cash flows from financing activities
Cash received to purchase redeemable shares	18,604,755	101,873,544
Cash paid to redeem redeemable shares	(26,036,050)	(101,885,222)
Cash paid for distributions	—	(135,495)

Net cash used in financing activities	(7,431,295)	(147,173)

Adjustment to period cash flows due to currency movement	537,231	(33,517,260)

Decrease in cash	(7,508,293)	(33,596,238)
Cash at beginning of period	216,342,962	251,358,346

Cash at end of period	$208,834,669	$217,762,108

Reconciliation of net loss to net cash (used in)/provided by operating activities
Net Loss	$(610,001)	$(25,506)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Receivable from accrued interest	(2,276)	(28,213)
Prior period receivable from accrued interest	—	142,463
Currency translation adjustment	(371)	(7,848)
Accrued sponsor fee	71,904	73,138
Prior period accrued sponsor fee	(73,485)	(85,839)

Net cash (used in)/provided by operating activities	$(614,229)	$68,195

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2016, there were Canadian Dollar principal deposits of 24,792,697 and Canadian Dollar principal redemptions of 34,695,640 and Canadian Dollar withdrawals (to pay expenses) of 818,522, resulting in an ending Canadian Dollar principal balance of 272,330,850. This equates to 208,834,669 USD. For the year ended October 31, 2015, there were Canadian Dollar principal deposits of 159,051,217 and Canadian Dollar principal redemptions of 159,056,760 and Canadian Dollar withdrawals (to pay expenses) of 336,437, resulting in an ending Canadian Dollar principal balance of 283,052,315. This equates to 216,342,962 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2016		Year ended
	(Unaudited)		October 31, 2015
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,850,000	$216,269,477	2,850,000	$251,414,970
Shares issued	250,000	18,604,755	1,600,000	127,858,942
Shares redeemed	(350,000)	(26,036,050)	(1,600,000)	(127,864,231)
Adjustment to period Shares due to currency movement and other	—	(73,141)	—	(35,140,204)

Ending Balance	2,750,000	$208,765,041	2,850,000	$216,269,477

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Canadian Dollars owned by the Trust was 283,052,315, resulting in a redeemable capital share value of $216,269,477. During the nine months ended July 31, 2016, 250,000 Shares were created in exchange for 24,792,697 Canadian Dollars, and 350,000 Shares were redeemed in exchange for 34,695,640 Canadian Dollars. In addition, 818,522 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of July 31, 2016, the number of Canadian Dollars owned by the Trust was 272,330,850, resulting in a redeemable capital Share value of $208,765,041.

A decrease in the Trust’s redeemable capital Share value from $216,269,477 at October 31, 2015 to $208,765,041 at July 31, 2016 was primarily the result of a decrease in the number of Shares outstanding from 2,850,000 at October 31, 2015 to 2,750,000 at July 31, 2016. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.7643 at October 31, 2015 to 0.7668 at July 31, 2016.

Interest income decreased from $156,866 for the three months ended July 31, 2015 to $20,655 for the three months ended July 31, 2016, and decreased from $621,038 for the nine months ended July 31, 2015 to $22,442 for the nine months ended July 31, 2016, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously, the Sponsor’s fee decreased from $221,910 for the three months ended July 31, 2015 to $215,463 for the three months ended July 31, 2016, and decreased from $646,544 for the nine months ended July 31, 2015 to $632,443 for the nine months ended July 31, 2016. This decrease was partially offset by an increase in the weighted-average Canadian Dollars in the Trust. The only expense of the Trust during the three months and nine months ended July 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2016 was $194,798 due to the Sponsor’s fee of $215,463 exceeding interest income of $20,665. The Trust’s net loss for the nine months ended July 31, 2016 was $610,001 due to the Sponsor’s fee of $632,443 exceeding interest income of $22,442.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2016, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2016 – 05/31/2016	—	$—
06/01/2016 – 06/30/2016	—	$—
07/01/2016 – 07/31/2016	100,000	$76.26

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: September 9, 2016		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)