Form 10-K
period 2016-10-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2017-01-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,800,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $221,116,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 2,600,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $834,108 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Canadian Dollars in the Trust at the end of the preceding day accrued but unpaid interest, if any, Canadian Dollars receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Canadian Dollars payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Canadian Dollar/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust, there may be a delay and costs incurred in recovering the Canadian Dollars held in the Deposit Accounts.

Canadian Dollars deposited in the Deposit Accounts by an Authorized Participant are commingled with Canadian Dollars deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Canadian Dollars held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Canadian Dollars held by the Depository and will be an unsecured creditor of the Depository with respect to the Canadian Dollars held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust becomes insolvent, the Depository’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Canadian Dollars deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$76.08	$68.14
April 30, 2016	$78.97	$70.71
July 31, 2016	$79.02	$74.88
October 31, 2016	$77.51	$73.74

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$88.50	$78.22
April 30, 2015	$82.69	$77.75
July 31, 2015	$83.05	$75.97
October 31, 2015	$77.30	$73.99

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 96.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$75.91
September	150,000	$74.91
October	—	$—

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2016		Fiscal Year Ended October 31, 2015
November 2, 2015	$—	November 3, 2014	$0.01976
December 1, 2015	$—	December 1, 2014	$0.01457
January 1, 2016	$—	January 1, 2015	$0.00881
February 1, 2016	$—	February 2, 2015	$0.00829
March 1, 2016	$—	March 2, 2015	$0.00049
April 1, 2016	$—	April 1, 2015	$—
May 2, 2016	$—	May 1, 2015	$—
June 1, 2016	$—	June 1, 2015	$—
July 1, 2016	$—	July 1, 2015	$—
August 1, 2016	$—	August 3, 2015	$—
September 1, 2016	$—	September 1, 2015	$—
October 3, 2016	$—	October 1, 2015	$—

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

Following are financial highlights for the fiscal years ended October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012
Income
Interest income	$23,285	$622,890	$1,766,041	$2,527,023	$2,951,572

Total Income	23,285	622,890	1,766,041	2,527,023	2,951,572
Expenses
Sponsor’s fee	(834,108)	(869,402)	(1,119,674)	(1,731,440)	(2,219,608)

Total Expenses	(834,108)	(869,402)	(1,119,674)	(1,731,440)	(2,219,608)
Net (Loss)/Income	$(810,823)	$(246,512)	$646,367	$795,583	$731,964

Basic and Diluted Earnings per Share	$(0.29)	$(0.09)	$0.21	$0.18	$0.13
Weighted-average Shares Outstanding	2,791,393	2,711,918	3,055,479	4,414,795	5,591,393
Cash Dividends per Share	$—	$0.05	$0.21	$0.17	$0.14

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,229)	(7,051)	(11,040)	1,040	6,804

Total Comprehensive(Loss)/Income	$(813,052)	$(253,563)	$635,327	$796,623	$738,768

As of October 31, 2016, total assets were $195,609,315, and for the fiscal year ended October 31, 2016, net cash flows were $(20,733,647).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2016.

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

Results of Operations

As of October 31, 2014, the number of Canadian Dollars owned by the Trust was 283,394,295, resulting in a redeemable capital share value of $251,414,970. During the year ended October 31, 2015, an additional 1,600,000 shares were created in exchange for 159,051,217 Canadian Dollars and 1,600,000 shares were redeemed in exchange for 159,056,760 Canadian Dollars. In addition, 336,437 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2015, the number of Canadian Dollars owned by the Trust was 283,052,315, resulting in a redeemable capital share value of $216,269,477. During the year ended October 31, 2016, an additional 350,000 Shares were created in exchange for 34,684,482 Canadian Dollars and 550,000 Shares were redeemed in exchange for 54,486,305 Canadian Dollars. In addition, 1,085,107 Canadian Dollars were withdrawn to pay the portion of sponsor fee that exceeded interest earned. As of October 31, 2016, the number of Canadian Dollars owned by the Trust was 262,165,385, resulting in a redeemable capital share value of $195,544,021.

A decrease in the Trust’s redeemable capital share value from $216,269,477 at October 31, 2015 to $195,544,021 at October 31, 2016, was primarily the result of a decrease in the Shares outstanding from 2,850,000 at October 31, 2015 to 2,650,000 at October 31, 2016, and a decrease in the Closing Spot Rate from 0.7643 at October 31, 2015 to 0.7461 at October 31, 2016. A decrease in the Trust’s redeemable capital share value from $251,414,970 at October 31, 2014 to $216,269,477 at October 31, 2015, was primarily the result of a decrease in the Closing Spot Rate from 0.8870 at October 31, 2014 to 0.7643 at October 31, 2015.

Interest income decreased from $622,890 for the year ended October 31, 2015 to $23,285 for the year ended October 31, 2016, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above. The decrease in the Trust’s interest income was partially offset by an increase in the weighted-average Canadian Dollars in the Trust. Interest income decreased from $1,766,041 for the year ended October 31, 2014 to $622,890 for the year ended October 31, 2015, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above, coupled with a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the closing spot rate as set forth in the previous ‘Closing Spot Rate’ chart, the Sponsor’s fee decreased from $869,402 for the year ended October 31, 2015 to $834,108 for the year ended October 31, 2016. The decrease in the Trust’s Sponsor’s fee was partially offset by an increase in the weighted-average Canadian Dollars in the Trust. The only expense of the Trust during the year ended October 31, 2016 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $1,119,674 for the year ended October 31, 2014 to $869,402 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2016 was $810,823, due to the Sponsor’s fee of $834,108 exceeding interest income of $23,285. The Trust’s net loss for the year ended October 31, 2015 was $246,512, due to the Sponsor’s fee of $869,402 exceeding interest income of $622,890. The Trust’s net income for the year ended October 31, 2014 was $646,367, due to interest income of $1,766,041 exceeding the Sponsor’s fee of $1,119,674.

Cash dividends per Share decreased from $0.05 per Share for the year ended October 31, 2015 to $0.00 per Share for the year ended October 31, 2016. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository. Cash dividends per Share decreased from $0.21 per Share for the year ended October 31, 2014 to $0.05 per Share for the year ended October 31, 2015. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	2,100	0
Tax fees	0	0
All other Fees	0	0

	$28,088	$25,231

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form Participant Agreements among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Canadian Dollar Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Canadian Dollar Trust (the “Trust”) as of October 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Canadian Dollar Trust at October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Canadian Dollar Trust’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 12, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Canadian Dollar Trust:

We have audited CurrencyShares® Canadian Dollar Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Canadian Dollar Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2016 and 2015, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016 of CurrencyShares® Canadian Dollar Trust and our report dated January 12, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$195,609,315	$216,342,962
Canadian Dollar deposits, non-interest bearing	—	—

Total Current Assets	$195,609,315	$216,342,962

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$65,294	$73,485

Total Current Liabilities	65,294	73,485

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,650,000 and 2,850,000 issued and outstanding, respectively	195,544,021	216,269,477
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$195,609,315	$216,342,962

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$23,285	$622,890	$1,766,041

Total Income	23,285	622,890	1,766,041

Expenses
Sponsor’s fee	(834,108)	(869,402)	(1,119,674)

Total Expenses	(834,108)	(869,402)	(1,119,674)

Net (Loss)/Income	$(810,823)	$(246,512)	$646,367

Basic and Diluted Earnings per Share	$(0.29)	$(0.09)	$0.21
Weighted-average Shares Outstanding	2,791,393	2,711,918	3,055,479
Cash Dividends per Share	$—	$0.05	$0.21

Other Comprehensive Loss:
Currency translation adjustment	(2,229)	(7,051)	(11,040)

Total Comprehensive (Loss)/Income	$(813,052)	$(253,563)	$635,327

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(810,823)	(246,512)	646,367
Distributions Paid	—	(132,881)	(637,630)
Adjustment of redeemable capital shares to redemption value	810,823	379,393	(8,737)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(2,229)	(7,051)	(11,040)
Adjustment of redeemable capital shares to redemption value	2,229	7,051	11,040

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash received for accrued income	$22,818	$732,747	$1,786,487
Cash paid for expenses	(840,409)	(869,218)	(1,140,388)

Net cash (used in)/provided by operating activities	(817,591)	(136,471)	646,099

Cash flows from financing activities
Cash received to purchase redeemable shares	26,133,576	127,858,942	36,495,266
Cash paid to redeem redeemable shares	(41,053,575)	(127,864,231)	(100,362,128)
Cash paid for distributions	—	(132,881)	(637,630)

Net cash used in financing activities	(14,919,999)	(138,170)	(64,504,492)

Adjustment to period cash flows due to currency movement	(4,996,057)	(34,740,743)	(23,278,361)

Decrease in cash	(20,733,647)	(35,015,384)	(87,136,754)
Cash at beginning of year	216,342,962	251,358,346	338,495,100

Cash at end of year	$195,609,315	$216,342,962	$251,358,346

Reconciliation of net (loss)/income to net cash (used in)/provided by operating activities
Net (Loss)/Income	$(810,823)	$(246,512)	$646,367
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	—	(142,463)
Prior period receivable from accrued interest	—	142,463	177,335
Currency translation adjustment	1,423	(20,068)	(5,501)
Accrued sponsor fee	65,294	73,485	85,839
Prior period accrued sponsor fee	(73,485)	(85,839)	(115,478)

Net cash (used in)/provided by operating activities	$(817,591)	$(136,471)	$646,099

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Canadian Dollar deposits (cash) are translated at the Closing Spot Rate, which is the Canadian Dollar/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 0.00%. For the year ended October 31, 2016, there were Canadian Dollar principal deposits of 34,684,482 and Canadian Dollar principal redemptions of 54,486,305 and Canadian Dollar withdrawals (to pay expenses) of 1,085,107, resulting in an ending Canadian Dollar principal balance of 262,165,385. This equates to 195,609,315 USD. For the year ended October 31, 2015, there were Canadian Dollar principal deposits of 159,051,217 and Canadian Dollar principal redemptions of 159,056,760 and Canadian Dollar withdrawals (to pay expenses) of 336,437 resulting in an ending Canadian Dollar principal balance of 283,052,315. This equates to 216,342,962 USD. For the year ended October 31, 2014, there were Canadian Dollar principal deposits of 39,774,638, and Canadian Dollar principal redemptions of 109,380,254 resulting in an ending Canadian Dollar principal balance of 283,394,295. This equates to 251,358,636 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2016		October 31, 2015		October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,850,000	$216,269,477	2,850,000	$251,414,970	3,550,000	$338,556,957

Shares Issued	350,000	26,133,576	1,600,000	127,858,942	400,000	36,495,266

Shares Redeemed	(550,000)	(41,053,575)	(1,600,000)	(127,864,231)	(1,100,000)	(100,362,128)

Adjustment to period Shares due to currency movement and other	—	(5,805,457)	—	(35,140,204)	—	(23,275,125)

Ending balance	2,650,000	$195,544,021	2,850,000	$216,269,477	2,850,000	$251,414,970

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$843	$20,665	$918	$859

Total Income	843	20,665	918	859

Expenses
Sponsor’s fee	(201,665)	(215,463)	(211,642)	(205,338)

Total Expenses	(201,665)	(215,463)	(211,642)	(205,338)

Net Loss	$(200,822)	$(194,798)	$(210,724)	$(204,479)

Basic and Diluted Earnings per Share	$(0.08)	$(0.07)	$(0.07)	$(0.07)
Weighted-average Shares Outstanding	2,656,522	2,803,261	2,881,111	2,826,630
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	4,368	1,218	(12,719)	4,904

Total Comprehensive Loss	$(196,454)	$(193,580)	$(223,443)	$(199,575)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Income
Interest Income	$1,852	$156,866	$144,625	$319,547

Total Income	1,852	156,866	144,625	319,547

Expenses
Sponsor’s fee	(222,858)	(221,910)	(192,204)	(232,430)

Total Expenses	(222,858)	(221,910)	(192,204)	(232,430)

Net Loss	$(221,006)	$(65,044)	$(47,579)	$87,117

Basic and Diluted Earnings per Share	$(0.08)	$(0.02)	$(0.02)	$0.03
Weighted-average Shares Outstanding	2,926,630	2,763,587	2,459,551	2,289,674
Cash Dividends per Share	$—	$—	$0.01	$0.04

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(1,158)	2,703	(1,502)	(7,094)

Total Comprehensive (Loss)/Income	$(222,164)	$(62,341)	$(49,081)	$80,023

6.	Sponsor’s Fee

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Canadian Dollar Trust

	By:	/s/ John Sullivan
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ John Sullivan John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/s/ Keith Kemp Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/s/ Michael Byrum Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.