Form 10-Q
period 2017-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2017-03-13
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Act).    Yes  ☐     No   ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$189,514,500	$195,609,315
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	16,778	—

Total Current Assets	$189,531,278	$195,609,315

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$65,787	$65,294

Total Current Liabilities	65,787	65,294

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,500,000 and 2,650,000 issued and outstanding, respectively	189,465,491	195,544,021
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$189,531,278	$195,609,315

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$16,404	$859

Total Income	16,404	859

Expenses
Sponsor’s fee	(200,899)	(205,338)

Total Expenses	(200,899)	(205,338)
Net Loss	$(184,495)	$(204,479)

Basic and Diluted Earnings per Share	$(0.07)	$(0.07)
Weighted-average Shares Outstanding	2,686,413	2,826,630
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,210)	4,904

Total Comprehensive Loss	$(188,705)	$(199,575)

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(184,495)	(810,823)
Adjustment of redeemable capital shares to redemption value	184,495	810,823

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,210)	(2,229)
Adjustment of redeemable capital shares to redemption value	4,210	2,229

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$859
Cash paid for expenses	(202,204)	(205,283)

Net cash used in operating activities	(202,204)	(204,424)

Cash flows from financing activities
Cash received to purchase redeemable shares	11,123,338	7,223,828
Cash paid to redeem redeemable shares	(22,234,112)	(7,225,842)

Net cash used in financing activities	(11,110,774)	(2,014)

Adjustment to period cash flows due to currency movement	5,218,163	(15,199,397)

Decrease in cash	(6,094,815)	(15,405,835)
Cash at beginning of period	195,609,315	216,342,962

Cash at end of period	$189,514,500	$200,937,127

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(184,495)	$(204,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(16,778)	—
Currency translation adjustment	(1,424)	5,165
Accrued sponsor fee	65,787	68,375
Prior period accrued sponsor fee	(65,294)	(73,485)

Net cash used in operating activities	$(202,204)	$(204,424)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.00%. For the three months ended January 31, 2017, there were Canadian Dollar principal deposits of 14,832,971 and Canadian Dollar principal redemptions of 29,649,188 and Canadian Dollar withdrawals (to pay expenses) of 269,639, resulting in an ending Canadian Dollar principal balance of 247,079,529. This equates to 189,514,500 USD. For the year ended October 31, 2016, there were Canadian Dollar principal deposits of 34,684,482 and Canadian Dollar principal redemptions of 54,486,305 and Canadian Dollar withdrawals (to pay expenses) of 1,085,107, resulting in an ending Canadian Dollar principal balance of 262,165,385. This equates to 195,609,315 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,650,000	$195,544,021	2,850,000	$216,269,477
Shares Issued	150,000	11,123,338	350,000	26,133,576
Shares Redeemed	(300,000)	(22,234,112)	(550,000)	(41,053,575)
Adjustment to period Shares due to currency movement and other	—	5,032,244	—	(5,805,457)

Ending Balance	2,500,000	$189,465,491	2,650,000	$195,544,021

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Canadian Dollars owned by the Trust was 262,165,385, resulting in a redeemable capital share value of $195,544,021. During the three months ended January 31, 2017, 150,000 Shares were created in exchange for 14,832,971 Canadian Dollars and 300,000 Shares were redeemed in exchange for 29,649,188 Canadian Dollars. In addition, 269,639 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of January 31, 2017, the number of Canadian Dollars owned by the Trust was 247,079,529, resulting in a redeemable capital Share value of $189,465,491.

A decrease in the Trust’s redeemable capital Share value from $195,544,021 at October 31, 2016 to $189,465,491 at January 31, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,650,000 at October 31, 2016 to 2,500,000 at January 31, 2017. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase Closing Spot Rate from 0.7461 at October 31, 2016 to 0.7670 at January 31, 2017.

Interest income increased from $859 for the three months ended January 31, 2016 to $16,404 for the three months ended January 31, 2017, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $205,338 for the three months ended January 31, 2016 to $200,899 for the three months ended January 31, 2017. The decrease in Sponsor’s fee was partially offset by an increase in the Closing Spot Rate as set forth previously in the “Closing Spot Rate” chart. The only expense of the Trust during the three months ended January 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2017 was $184,495 due to the Sponsor’s fee of $200,899 exceeding interest income of $16,404.

Cash dividends were not paid by the Trust for the three months ended January 31, 2016 or the three months ended January 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2017, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2016 – 11/30/2016	—	$—
12/01/2016 – 12/31/2016	200,000	$73.53
01/01/2017 – 01/31/2017	100,000	$75.14

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

CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By:	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 13, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)