Form 10-Q
period 2017-07-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2017-09-11
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$197,251,851	$195,609,315
Canadian Dollar deposits, non-interest bearing	—	—
Receivable from accrued interest	29,748	—

Total Current Assets	$197,281,599	$195,609,315

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$7,888,591	$—
Accrued Sponsor’s fee	66,831	65,294

Total Current Liabilities	7,955,422	65,294
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,400,000 and 2,650,000 issued and outstanding, respectively	189,326,177	195,544,021
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$197,281,599	$195,609,315

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Income
Interest Income	$45,511	$20,665	$92,307	$22,442

Total Income	45,511	20,665	92,307	22,442
Expenses
Sponsor’s fee	(187,853)	(215,463)	(567,541)	(632,443)

Total Expenses	(187,853)	(215,463)	(567,541)	(632,443)
Net Loss	$(142,342)	$(194,798)	$(475,234)	$(610,001)

Basic and Diluted Earnings per Share	$(0.06)	$(0.07)	$(0.19)	$(0.22)
Weighted-average Shares Outstanding	2,492,391	2,803,261	2,551,465	2,836,679
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(7,950)	1,218	(8,253)	(6,597)

Total Comprehensive Loss	$(150,292)	$(193,580)	$(483,487)	$(616,598)

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(475,234)	(810,823)
Adjustment of redeemable capital shares to redemption value	475,234	810,823

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(8,253)	(2,229)
Adjustment of redeemable capital shares to redemption value	8,253	2,229

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$64,158	$19,669
Cash paid for expenses	(570,532)	(633,898)

Net cash used in operating activities	(506,374)	(614,229)
Cash flows from financing activities
Cash received to purchase redeemable shares	29,746,940	18,604,755
Cash paid to redeem redeemable shares	(40,902,777)	(26,036,050)

Net cash used in financing activities	(11,155,837)	(7,431,295)

Adjustment to period cash flows due to currency movement	13,304,747	537,231

Increase/(Decrease) in cash	1,642,536	(7,508,293)
Cash at beginning of period	195,609,315	216,342,962

Cash at end of period	$197,251,851	$208,834,669

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(475,234)	$(610,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(29,748)	(2,276)
Currency translation adjustment	(2,929)	(371)
Accrued sponsor fee	66,831	71,904
Prior period accrued sponsor fee	(65,294)	(73,485)

Net cash used in operating activities	$(506,374)	$(614,229)

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

3. Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the nine months ended July 31, 2017, there were Canadian Dollar principal deposits of 39,515,834 and Canadian Dollar principal redemptions of 64,200,326 and Canadian Dollar withdrawals (to pay expenses) of 672,668, resulting in an ending Canadian Dollar principal balance of 236,808,225. This equates to $189,363,260 USD (which includes USD redemptions payable). For the year ended October 31, 2016, there were Canadian Dollar principal deposits of 34,684,482 and Canadian Dollar principal redemptions of 54,486,305 and Canadian Dollar withdrawals (to pay expenses) of 1,085,107, resulting in an ending Canadian Dollar principal balance of 262,165,385. This equates to 195,609,315 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,650,000	$195,544,021	2,850,000	$216,269,477
Shares Issued	400,000	29,746,940	350,000	26,133,576
Shares Redeemed	(650,000)	(48,329,062)	(550,000)	(41,053,575)
Adjustment to period Shares due to currency movement and other	—	12,364,278	—	(5,805,457)

Ending Balance	2,400,000	$189,326,177	2,650,000	$195,544,021

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Canadian Dollars owned by the Trust was 262,165,385, resulting in a redeemable capital share value of $195,544,021. During the nine months ended July 31, 2017, 400,000 Shares were created in exchange for 39,515,834 Canadian Dollars and 650,000 Shares were redeemed in exchange for 64,200,326 Canadian Dollars. In addition, 672,668 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of July 31, 2017, the number of Canadian Dollars owned by the Trust was 236,808,225, resulting in a redeemable capital Share value of $189,326,177.

A decrease in the Trust’s redeemable capital Share value from $195,544,021 at October 31, 2016 to $189,326,177 at July 31, 2017 was primarily the result of a decrease in the number of Shares outstanding from 2,650,000 at October 31, 2016 to 2,400,000 at July 31, 2017. This decrease was partially offset with an increase in the Closing Spot Rate from 0.7461 at October 31, 2016 to 0.7996 at July 31, 2017.

Interest income increased from $20,665 for the three months ended July 31, 2016 to $45,511 for the three months ended July 31, 2017, and increased from $22,442 for the nine months ended July 31, 2016 to $92,307 for the nine months ended July 31, 2017, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above. The increase in interest income was partially offset by a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $215,463 for the three months ended July 31, 2016 to $187,853 for the three months ended July 31, 2017, and decreased from $632,443 for the nine months ended July 31, 2016 to $567,541 for the nine months ended July 31, 2017. The only expense of the Trust during the three months and nine months ended July 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2017 was $142,342 due to the Sponsor’s fee of $187,853 exceeding interest income of $45,511. The Trust’s net loss for the nine months ended July 31, 2017 was $475,234 due to the Sponsor’s fee of $567,541 exceeding interest income of $92,307.

Cash dividends were not paid by the Trust for the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 or the nine months ended July 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2017, 3 Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	—	$—
06/01/2017 – 06/30/2017	50,000	$74.26
07/01/2017 – 07/31/2017	100,000	$78.89

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 31, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
	By:	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: September 11, 2017		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)