Form 10-Q
period 2018-01-31
CURRENCYSHARES CANADIAN DOLLAR TRUST
filed 2018-03-12
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$184,933,115	$176,006,303
Canadian Dollar deposits, non-interest bearing	986	—
Receivable from accrued interest	96,792	61,585

Total Current Assets	$185,030,893	$176,067,888

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$60,717	$60,172

Total Current Liabilities	60,717	60,172

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,300,000 issued and outstanding	184,970,176	176,007,716
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$185,030,893	$176,067,888

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$220,319	$16,404

Total Income	220,319	16,404

Expenses
Sponsor’s fee	(175,416)	(200,899)

Total Expenses	(175,416)	(200,899)

Net Income/(Loss)	$44,903	$(184,495)

Basic and Diluted Earnings per Share	$0.02	$(0.07)
Weighted-average Shares Outstanding	2,230,435	2,686,413
Cash Dividends per Share	$0.01	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,397	(4,210)

Total Comprehensive Income/(Loss)	$46,300	$(188,705)

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	44,903	(461,969)
Distributions Paid	(14,666)	(16,305)
Adjustment of redeemable capital shares to redemption value	(30,237)	478,274

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,397	(8,655)
Adjustment of redeemable capital shares to redemption value	(1,397)	8,655

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$189,205	$—
Cash paid for expenses	(177,847)	(202,204)

Net cash provided by/(used in) operating activities	11,358	(202,204)

Cash flows from financing activities
Cash received to purchase redeemable shares	15,597,038	11,123,338
Cash paid to redeem redeemable shares	(15,596,356)	(22,234,112)
Cash paid for distributions	(14,666)	—

Net cash used in financing activities	(13,984)	(11,110,774)

Adjustment to period cash flows due to currency movement	8,930,424	5,218,163

Increase/(Decrease) in cash	8,927,798	(6,094,815)
Cash at beginning of period	176,006,303	195,609,315

Cash at end of period	$184,934,101	$189,514,500

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities
Net Income/(Loss)	$44,903	$(184,495)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(96,792)	(16,778)
Prior period receivable from accrued interest	61,585	—
Currency translation adjustment	1,117	(1,424)
Accrued sponsor fee	60,717	65,787
Prior period accrued sponsor fee	(60,172)	(65,294)

Net cash provided by/(used in) operating activities	$11,358	$(202,204)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.01605 per share with an ex-dividend date of February 1, 2018 was paid February 8, 2018.

3.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. For the three months ended January 31, 2018, there were Canadian Dollar principal deposits of 19,729,044, Canadian Dollar principal redemptions of 19,729,276 and Canadian Dollar withdrawals (to pay expenses) of 4,300, resulting in an ending Canadian Dollar principal balance of 226,885,193. This equates to 184,933,115 USD. For the year ended October 31, 2017, there were Canadian Dollar principal deposits of 49,380,475, Canadian Dollar principal redemptions of 83,929,646 and Canadian Dollar withdrawals (to pay expenses) of 726,489, resulting in an ending Canadian Dollar principal balance of 226,889,725. This equates to 176,006,303 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,300,000	$176,007,716	2,650,000	$195,544,021
Shares issued	200,000	15,597,038	500,000	37,735,347
Shares redeemed	(200,000)	(15,596,356)	(850,000)	(64,137,640)
Adjustment to period Shares due to currency movement and other	—	8,961,778	—	6,865,988

Ending Balance	2,300,000	$184,970,176	2,300,000	$176,007,716

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

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of 0.53%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
12/1/2017	$0.005760	$76.58	0.01%	0.09%
11/1/2017	$0.000610	$76.53	0.00%	0.01%

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

Results of Operations

As of October 31, 2017, the number of Canadian Dollars owned by the Trust was 226,889,725, resulting in a redeemable capital share value of $176,007,716. During the three months ended January 31, 2018, 200,000 Shares were created in exchange for 19,729,044 Canadian Dollars and 200,000 Shares were redeemed in exchange for 19,729,276 Canadian Dollars. In addition, 4,300 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of January 31, 2018, the number of Canadian Dollars owned by the Trust was 226,885,193, resulting in a redeemable capital Share value of $184,970,176.

An increase in the Trust’s redeemable capital Share value from $176,007,716 at October 31, 2017 to $184,970,176 at January 31, 2018 was primarily the result of an increase in the Closing Spot Rate from 0.7757 at October 31, 2017 to 0.8151 at January 31, 2018.

Interest income increased from $16,404 for the three months ended January 31, 2017 to $220,319 for the three months ended January 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $200,899 for the three months ended January 31, 2017 to $175,416 for the three months ended January 31, 2018. This decrease was partially offset by an increase in the Closing Spot Rate as set forth in the “Closing Spot Rate” chart. The only expense of the Trust during the three months ended January 31, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2018 was $44,903 due to interest income of $220,319 exceeding the Sponsor’s fee of $175,416.

Cash dividends per Share increased from $0.00 per Share for the three months ended January 31, 2017 to $0.01 per Share for the three months ended January 31, 2018. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    Not applicable.

(c)    During the quarter ended January 31, 2018, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2017 – 11/30/2017	50,000	$77.24
12/01/2017 – 12/31/2017	100,000	$76.75
01/01/2018 – 01/31/2018	50,000	$78.75

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on December 21, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132363) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Canadian Dollar Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 31, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed by the Trust on March 11, 2016.

4.8	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.9	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
CANADIAN DOLLAR TRUST
	By:	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Canadian Dollar Trust

Date: March 12, 2018		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)