Form 10-Q
period 2018-07-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2018-09-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017

Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$162,894,264	$176,006,303
Receivable from accrued interest	121,322	61,585

Total Current Assets	$163,015,586	$176,067,888

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Canadian Dollar deposits, non-interest bearing, overdrawn	$198	$—
Accrued Sponsor’s fee	55,683	60,172

Total Current Liabilities	55,881	60,172

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 26,500,000 authorized – 2,150,000 and 2,300,000 issued and outstanding, respectively	162,959,705	176,007,716
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$163,015,586	$176,067,888

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Income
Interest Income	$339,643	$45,511	$817,229	$92,307

Total Income	339,643	45,511	817,229	92,307

Expenses
Sponsor’s fee	(162,663)	(187,853)	(503,696)	(567,541)

Total Expenses	(162,663)	(187,853)	(503,696)	(567,541)

Net Income/(Loss)	$176,980	$(142,342)	$313,533	$(475,234)

Basic and Diluted Earnings per Share	$0.08	$(0.06)	$0.14	$(0.19)
Weighted-average Shares Outstanding	2,136,413	2,492,391	2,184,432	2,551,465
Cash Dividends per Share	$0.07	$—	$0.12	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	298	(7,950)	1,241	(8,253)

Total Comprehensive Income/(Loss)	$177,278	$(150,292)	$314,774	$(483,487)

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017

Retained Earnings, Beginning of Period	$—	$—
Net Income/(Loss)	313,533	(461,969)
Distributions Paid	(255,400)	(16,305)
Adjustment of redeemable capital shares to redemption value	(58,133)	478,274

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,241	(8,655)
Adjustment of redeemable capital shares to redemption value	(1,241)	8,655

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Cash flows from operating activities
Cash received for accrued income	$757,793	$64,158
Cash paid for Sponsor’s fee	(507,432)	(570,532)

Net cash provided by/(used in) operating activities	250,361	(506,374)

Cash flows from financing activities
Cash received to purchase redeemable shares	30,790,050	29,746,940
Cash paid to redeem redeemable shares	(42,333,462)	(40,902,777)
Cash paid for distributions	(255,400)	—

Net cash used in financing activities	(11,798,812)	(11,155,837)

Adjustment to period cash flows due to currency movement	(1,563,786)	13,304,747

(Decrease)/Increase in cash	(13,112,237)	1,642,536
Cash at beginning of period	176,006,303	195,609,315

Cash at end of period	$162,894,066	$197,251,851

Reconciliation of net income/(loss) to net cash provided by/(used in) operating activities
Net Income/(Loss)	$313,533	$(475,234)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Receivable from accrued interest	(121,322)	(29,748)
Prior period receivable from accrued interest	61,585	—
Currency translation adjustment	1,054	(2,929)
Accrued Sponsor’s fee	55,683	66,831
Prior period accrued Sponsor’s fee	(60,172)	(65,294)

Net cash provided by/(used in) operating activities	$250,361	$(506,374)

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Canadian Dollars effective on the first business day of the subsequent month. The Trustee will direct that the excess Canadian Dollars be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.03043 per share with an ex-dividend date of August 1, 2018 was paid August 8, 2018.

4.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.85%. For the nine months ended July 31, 2018, there were Canadian Dollar principal deposits of 39,458,191, Canadian Dollar principal redemptions of 54,255,284 and Canadian Dollar withdrawals (to pay expenses) of 4,300, resulting in an ending Canadian Dollar principal balance of 212,088,332. This equates to 162,894,264 USD. For the year ended October 31, 2017, there were Canadian Dollar principal deposits of 49,380,475, Canadian Dollar principal redemptions of 83,929,646 and Canadian Dollar withdrawals (to pay expenses) of 726,489, resulting in an ending Canadian Dollar principal balance of 226,889,725. This equates to 176,006,303 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,300,000	$176,007,716	2,650,000	$195,544,021
Shares issued	400,000	30,790,050	500,000	37,735,347
Shares redeemed	(550,000)	(42,333,462)	(850,000)	(64,137,640)
Adjustment to period Shares due to currency movement and other	—	(1,504,599)	—	6,865,988

Ending Balance	2,150,000	$162,959,705	2,300,000	$176,007,716

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

The investment objective of the Trust is for the Shares to reflect the price of the Canadian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Canadian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Canadian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Canadian Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.85%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

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

FXC Distribution History

Date	Value	NAV	Yield	Annualized Yield

7/2/2018	$0.02927	$75.02	0.04%	0.47%
6/1/2018	$0.02320	$76.07	0.03%	0.36%
5/1/2018	$0.01538	$76.97	0.02%	0.24%

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

Results of Operations

As of October 31, 2017, the number of Canadian Dollars owned by the Trust was 226,889,725, resulting in a redeemable capital share value of $176,007,716. During the nine months ended July 31, 2018, 400,000 Shares were created in exchange for 39,458,191 Canadian Dollars and 550,000 Shares were redeemed in exchange for 54,255,284 Canadian Dollars. In addition, 4,300 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of July 31, 2018, the number of Canadian Dollars owned by the Trust was 212,088,332, resulting in a redeemable capital Share value of $162,959,705.

A decrease in the Trust’s redeemable capital Share value from $176,007,716 at October 31, 2017 to $162,959,705 at July 31, 2018 was primarily the result of a decrease in the number of Shares outstanding from 2,300,000 at October 31, 2017 to 2,150,000 at July 31, 2018, and a decrease in the Closing Spot Rate from 0.7757 at October 31, 2017 to 0.7680 at July 31, 2018.

Interest income increased from $45,511 for the three months ended July 31, 2017 to $339,643 for the three months ended July 31, 2018, and increased from $92,307 for the nine months ended July 31, 2017 to $817,229 for the nine months ended July 31, 2018, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust and a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $187,853 for the three months ended July 31, 2017 to $162,663 for the three months ended July 31, 2018, and decreased from $567,541 for the nine months ended July 31, 2017 to $503,696 for the nine months ended July 31, 2018. The only expense of the Trust during the three months and nine months ended July 31, 2018 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2018 was $176,980 due to interest income of $339,643 exceeding the Sponsor’s fee of $162,663. The Trust’s net income for the nine months ended July 31, 2018 was $313,533 due to interest income of $817,229 exceeding the Sponsor’s fee of $503,696.

Cash dividends per Share increased from $0.00 per Share for the three months ended July 31, 2017 to $0.07 per Share for the three months ended July 31, 2018, and cash dividends per Share increased from $0.00 per Share for the nine months ended July 31, 2017 to $0.12 per Share for the nine months ended July 31, 2018. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2018, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2018 – 05/31/2018	-	$-

06/01/2018 – 06/30/2018	50,000	$75.86

07/01/2018 – 07/31/2018	50,000	$75.33

Total	100,000	$75.60

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

INVESCO CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Canadian Dollar Trust

Date: September 7, 2018		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools