Form 10-Q
period 2019-03-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2019-05-09
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXC	NYSE Arca

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 1,750,000 Shares.

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Canadian Dollar deposits, interest bearing	$132,910,906	$148,062,497
Canadian Dollar deposits, non-interest bearing	2,041	563
Subscriptions receivable	—	14,451,915
Receivable from accrued interest	125,790	118,933
Total Current Assets	$133,038,737	$162,633,908
Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$3,694,296	$—
Accrued Sponsor’s fee	44,081	50,556
Total Current Liabilities	3,738,377	50,556

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized – 1,750,000 and 2,250,000 issued and outstanding, respectively	129,300,360	162,583,352
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$133,038,737	$162,633,908

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$422,251	$265,137
Total Income	422,251	265,137

Expenses
Sponsor’s fee	(142,375)	(171,034)
Total Expenses	(142,375)	(171,034)

Net Comprehensive Income (Loss)	$279,876	$94,103

Basic and Diluted Earnings per Share	$0.15	$0.04
Weighted-average Shares Outstanding	1,921,111	2,222,222

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$162,583,352
Purchases of Shares			18,501,243
Redemption of Shares			(55,749,121)
Net Increase (Decrease) due to Share Transactions	—	—	(37,247,878)
Distributions	(257,009)	(257,009)	—
Net Comprehensive Income (Loss)	279,876	279,876	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(22,867)	(22,867)	22,867
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	3,942,019
Balance at March 31, 2019	$—	$—	$129,300,360

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$169,271,222
Purchases of Shares			15,598,271
Redemption of Shares			(11,698,732)
Net Increase (Decrease) due to Share Transactions	—	—	3,899,539
Distributions	(60,690)	(60,690)	—
Net Comprehensive Income (Loss)	94,103	94,103	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(33,413)	(33,413)	33,413
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	(4,840,266)
Balance at March 31, 2018	$—	$—	$168,363,908

See Notes to Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$279,876	$94,103
Adjustments to reconcile net comprehensive income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(6,857)	(34,482)
Accrued Sponsor’s fee	(6,475)	(1,953)
Net cash provided by operating activities	266,544	57,668
Cash flows from financing activities
Distributions paid to shareholders	(257,009)	(60,690)
Proceeds from purchases of redeemable Shares	32,953,158	15,598,271
Redemptions of redeemable Shares	(52,054,825)	(11,698,732)
Net cash used in financing activities	(19,358,676)	3,838,849

Effect of exchange rate on cash	3,942,019	(4,840,266)
Net change in cash	(15,150,113)	(943,749)
Cash at beginning of period	148,063,060	169,274,654
Cash at end of period	$132,912,947	$168,330,905

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Distributions per Share	$0.13	$0.03
Distributions paid	$257,009	$60,690

An income distribution for the month ended March 31, 2019 was paid on April 8, 2019 to holders of record as of April 2, 2019 at a rate of $0.04646 per Share and a total distribution at $81,305.

4.	Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 0.29%. For the three months ended March 31, 2019, there were Canadian Dollar principal deposits of 24,661,434 and Canadian Dollar principal redemptions of 73,984,302, resulting in an ending Canadian Dollar principal balance of 172,630,038. This equates to 129,218,936 USD (which includes USD redemptions payable). For the two months ended December 31, 2018, there were Canadian Dollar principal deposits of 39,458,295 and Canadian Dollar principal redemptions of 24,661,434, resulting in an ending Canadian Dollar principal balance of 221,952,906. This equates to 162,507,619 USD (which includes USD subscriptions receivable).

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings..

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,250,000	$162,583,352	2,150,000	$169,271,222
Shares issued	250,000	18,501,243	200,000	15,598,271
Shares redeemed	(750,000)	(55,749,121)	(150,000)	(11,698,732)
Adjustment of Redeemable Capital Shares to Redemption Value	—	3,964,886	—	(4,806,853)
Ending Balance	1,750,000	$129,300,360	2,250,000	$168,363,908

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

The investment objective of the Trust is for the Shares to reflect the price in USD of the Canadian Dollars plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Canadian Dollar through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Canadian Dollar. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Canadian Dollar. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.invesco.com/etfs, each business day.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of 0.29%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2019	$0.03620	$72.26	0.04%	0.50%
2/1/2019	$0.05108	$75.16	0.07%	0.80%
3/1/2019	$0.05029	$74.95	0.07%	0.87%

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

Results of Operations

As of December 31, 2018, the number of Canadian Dollars owned by the Trust was 221,952,906, resulting in a redeemable capital Share value of $162,583,352. During the three months ended March 31, 2019, an additional 250,000 Shares were created in exchange for 24,661,434 Canadian Dollars and 750,000 Shares were redeemed in exchange for 73,984,302 Canadian Dollars. As of March 31, 2019, the number of Canadian Dollars owned by the Trust was 172,630,038, resulting in a redeemable capital Share value of $129,300,360.

A decrease in the Trust’s redeemable capital Share value from $162,583,352 at December 31, 2018 to $129,300,360 at March 31, 2019 was primarily the result of a decrease in the number of Shares outstanding from 2,250,000 at December 31, 2018 to 1,750,000 at March 31, 2019.

Interest income increased from $265,137 for the three months ended March 31, 2018 to $422,251 for the three months ended March 31, 2019, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $171,034 for the three months ended March 31, 2018 to $142,375 for the three months ended March 31, 2019. The only expense of the Trust during the three months ended March 31, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $279,876 due to interest income of $422,251 exceeding the Sponsor’s fee of $142,375. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $94,103 due to interest income of $265,137 exceeding the Sponsor’s fee of $171,034.

Cash dividends per Share increased from $0.03 per Share for the three months ended March 31, 2018 to $0.13 per Share for the three months ended March 31, 2019. This increase in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2019, 15 Baskets (750,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
01/01/2019 – 01/31/2019	250,000	$73.84
02/01/2019 – 02/28/2019	200,000	$74.98
03/01/2019 – 03/31/2019	300,000	$74.30
Total	750,000	$74.33

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

INVESCO CURRENCYSHARES®
CANADIAN DOLLAR TRUST

	By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Canadian Dollar Trust

Date: May 8, 2019		By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

		By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools