Form 10-Q
period 2020-03-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2020-05-08
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2020: 1,650,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Canadian Dollar deposits, interest bearing	$114,353,788	$110,303,695
Canadian Dollar deposits, non-interest bearing	168	—
Subscriptions receivable	—	7,610,567
Receivable from accrued interest	39,544	94,800
Total Assets	$114,393,500	$118,009,062
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$5,072
Accrued Sponsor’s fee	36,779	40,198
Total Liabilities	36,779	45,270
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized – 1,650,000 and 1,550,000 issued and outstanding, respectively	114,356,721	117,963,792
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$114,393,500	$118,009,062

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Income
Interest Income	$298,875	$422,251
Total Income	298,875	422,251
Expenses
Sponsor’s fee	(115,890)	(142,375)
Total Expenses	(115,890)	(142,375)
Net Comprehensive Income (Loss)	$182,985	$279,876
Basic and Diluted Earnings (Loss) per Share	$0.12	$0.15
Weighted-average Shares Outstanding	1,589,560	1,921,111

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	1,550,000	$117,963,792
Purchases of Shares	—	—	250,000	17,805,340
Redemption of Shares	—	—	(150,000)	(10,945,271)
Net Increase (Decrease) due to Share Transactions	—	—	100,000	6,860,069
Distributions	(235,745)	(235,745)		—
Net Comprehensive Income (Loss)	182,985	182,985		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	52,760	52,760		(52,760)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,414,380)
Balance at March 31, 2020	$—	$—	1,650,000	$114,356,721

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	2,250,000	$162,583,352
Purchases of Shares	—	—	250,000	18,501,243
Redemption of Shares	—	—	(750,000)	(55,749,121)
Net Increase (Decrease) due to Share Transactions	—	—	(500,000)	(37,247,878)
Distributions	(257,009)	(257,009)		—
Net Comprehensive Income (Loss)	279,876	279,876		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(22,867)	(22,867)		22,867
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,942,019
Balance at March 31, 2019	$—	$—	1,750,000	$129,300,360

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$182,985	$279,876
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	55,256	(6,857)
Accrued Sponsor’s fee	(3,419)	(6,475)
Net cash provided by (used in) operating activities	234,822	266,544
Cash flows from financing activities
Distributions paid to shareholders	(235,745)	(257,009)
Proceeds from purchases of redeemable capital Shares	25,415,907	32,953,158
Redemptions of redeemable capital Shares	(10,945,271)	(52,054,825)
Net cash provided by (used in) financing activities	14,234,891	(19,358,676)
Effect of exchange rate on cash	(10,414,380)	3,942,019
Net change in cash	4,055,333	(15,150,113)
Cash at beginning of period	110,298,623	148,063,060
Cash at end of period	$114,353,956	$132,912,947

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

March 31, 2020

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31,
	2020	2019
Distributions per Share	$0.15	$0.13
Distributions paid	$235,745	$257,009

There was no income distribution for the month ended March 31, 2020.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2020 was the Sponsor’s fee

H.  Federal Income Taxes

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2020 was an annual nominal rate of 0.00%. For the three months ended March 31, 2020, there were Canadian Dollar principal deposits of 24,661,434 and Canadian Dollar principal redemptions of 14,796,861, resulting in an ending Canadian Dollar principal balance of 162,765,464. This equates to 114,353,788 USD. For the year ended December 31, 2019, there were Canadian Dollar principal deposits of 83,848,876 and Canadian Dollar principal redemptions of 152,900,891, resulting in an ending Canadian Dollar principal balance of 152,900,891. This equates to 117,914,262 USD (which includes USD subscriptions receivable).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2020 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2015:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2020	$0.03408	$76.11	0.04%	0.53%
2/3/2020	$0.05719	$74.65	0.08%	0.90%
3/2/2020	$0.05586	$73.55	0.08%	0.96%

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2019.

Results of Operations

During the three months ended March 31, 2020, an additional 250,000 Shares were created in exchange for 24,661,434 Canadian Dollars and 150,000 Shares were redeemed in exchange for 14,796,861 Canadian Dollars. As of March 31, 2020, the number of Canadian Dollars owned by the Trust was 162,765,464, resulting in a redeemable capital Share value of $114,356,721. During the year ended December 31, 2019, an additional 850,000 Shares were created in exchange for 83,848,876 Canadian Dollars and 1,550,000 Shares were redeemed in exchange for 152,900,891 Canadian Dollars. As of December 31, 2019, the number of Canadian Dollars owned by the Trust was 152,900,891, resulting in a redeemable capital Share value of $117,963,792.

A decrease in the Trust’s redeemable capital Share value from $117,963,792 at December 31, 2019 to $114,356,721 at March 31, 2020 was primarily the result of a decrease in the Closing Spot Rate from 0.7712 at December 31, 2019 to 0.7026 at March 31, 2020.

Interest income decreased from $422,251 for the three months ended March 31, 2019 to $298,875 for the three months ended March 31, 2020, attributable primarily to a decrease in the weighted-average Canadian Dollars in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository, as set forth in the FXC Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $142,375 for the three months ended March 31, 2019 to $115,890 for the three months ended March 31, 2020. The only expense of the Trust during the three months ended March 31, 2020 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2020 was $182,985 due to interest income of $298,875 exceeding the Sponsor’s fee of $115,890. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $279,876 due to interest income of $422,251 exceeding the Sponsor’s fee of $142,375.

Cash dividends per Share increased from $0.13 per Share for the three months ended March 31, 2019 to $0.15 per Share for the three months ended March 31, 2020. The increase in cash dividends per Share was primarily the result of a decrease in the weighted-average Shares Outstanding in the Trust.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following represents a material change from the risk factors as previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2020 (the “2019 Form 10-K”), and should be read as if it immediately follows the first risk factor disclosed in Part I, Item 1A of the 2019 Form 10-K:

The 2019 novel coronavirus known as COVID-19 is harming the global, regional and national economies in unexpected, unpredictable ways that could materially and adversely affect the value of the Shares.

COVID-19 spread globally during the first quarter of 2020. This pandemic has had material adverse effects on the global economy, triggering widespread unemployment and negative revaluation of risk assets. The economic turmoil and market break has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in the Trust’s Form 10-K and materially and adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2020 to January 31, 2020	50,000	$74.60
February 1, 2020 to February 29, 2020	—	$—
March 1, 2020 to March 31, 2020	100,000	$72.12
Total	150,000	$72.94

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2020	By:	/s/ Daniel Draper
	Name:	Daniel Draper
	Title:	Principal Executive Officer

Dated: May 7, 2020	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools