Form 10-K
period 2020-12-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2021-02-26
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $112,499,000.

Number of Redeemable Capital Shares outstanding as of January 31, 2021: 2,050,000

i

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $493,949 for the year ended December 31, 2020 in Sponsor’s fees.

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

Availability of SEC Reports and Other Information

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. The reports and other information can be accessed through the Trust’s website at www.invesco.com/etfs.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

ECONOMIC CONDITIONS

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

Each outstanding Share represents a fractional, undivided interest in the Canadian Dollars held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Canadian Dollars from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Canadian Dollars represented by each Share will gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Canadian Dollars into the Trust, as the amount of Canadian Dollars required to create Shares will proportionately reflect the amount of Canadian Dollars represented by the Shares outstanding at the time of creation. Assuming a constant Canadian Dollar price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Canadian Dollar as the amount of Canadian Dollars represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Canadian Dollar increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

REGULATORY MATTERS

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

INSOLVENCY OR TERMINATION OF THE DEPOSITORY OR TRUST

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

DEPOSITARY TRUST AGREEMENT

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

COVID-19 PANDEMIC

The novel coronavirus known as COVID-19 is harming the global, regional and national economies in unexpected, unpredictable ways that could materially and adversely affect the value of the Shares.

COVID-19 spread globally throughout 2020 and continues to spread in 2021. This pandemic has had material adverse effects on the global economy, including lower levels of economic activity and widespread unemployment. The economic turmoil has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have generally experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in this Report and materially and adversely affect the value of the Shares.

OTHER RISKS

Due to the increased use of technologies, intentional and unintentional cyber attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.

Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of the Trust’s third party service providers (including, but not limited to, the Trustee and the Sponsor) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Baskets respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result.

While the Sponsor has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Trust cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Trust’s third party service providers. Since the Trust is dependent upon third party service providers (including the Sponsor and Trustee) for substantially all of its operational needs, the Trust is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Trust itself is not subject to such an attack. In addition, a service provider that has experienced a cyber security incident may divert resources normally devoted to servicing the Trust to addressing the incident, which would be likely to have an adverse effect on the Trust’s operations.

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

Holders

As of January 31, 2021, the Trust had 67 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended December 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2020 to October 31, 2020	50,000	$73.81
November 1, 2020 to November 30, 2020	50,000	$75.29
December 1, 2020 to December 31, 2020	50,000	$76.84
Total	150,000	$75.31

ITEM 6. SELECTED FINANCIAL DATA

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. The following table summarizes the relevant 2020, 2019, 2018, 2017 and 2016 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Fiscal Years Ended December 31,		Two Months Ended December 31,	Fiscal Years Ended October 31,
	2020	2019	2018	2018	2017	2016
Interest Income	$298,875	$1,477,677	$280,820	$1,216,895	$294,707	$23,285
Net Comprehensive Income (Loss)	$(195,074)	$972,026	$178,060	$552,933	$(461,969)	$(810,823)
Basic and Diluted Earnings (Loss) per Share	$(0.12)	$0.57	$0.09	$0.26	$(0.18)	$(0.29)
Cash Dividends per Share	$0.15	$0.58	$0.09	$0.22	$0.01	$—
Net Increase (Decrease) in Cash	$40,289,457	$(37,764,437)	$(9,679,463)	$(18,263,780)	$(19,603,012)	$(20,733,647)

	As of December 31,			As of October 31,
	2020	2019	2018	2018	2017	2016
Redeemable Capital Shares at Redemption Value	$150,539,263	$117,963,792	$162,583,352	$157,833,312	$176,007,716	$195,544,021
Total Assets	$150,588,080	$118,009,062	$162,633,908	$157,887,433	$176,067,888	$195,609,315

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Interest Income	$—	$—	$—	$298,875
Net Comprehensive Income (Loss)	$(140,413)	$(128,082)	$(109,564)	$182,985
Basic and Diluted Earnings (Loss) per Share (1)	$(0.08)	$(0.07)	$(0.07)	$0.12
Cash Dividends per Share (1)	$—	$—	$—	$0.15

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of December 31, 2020, and its results of operations for the fiscal years ended December 31, 2020 and December 31, 2019. It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this report.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2020 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since December 31, 2015:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not pay any distributions during the quarter ended December 31, 2020.

Results of Operations

For the year ended December 31, 2020 and the year ended December 31, 2019

During the year ended December 31, 2020, an additional 1,000,000 Shares were created in exchange for 98,523,433 Canadian Dollars and 600,000 Shares were redeemed in exchange for 59,135,871 Canadian Dollars. In addition, 439,240 Canadian Dollars were withdrawn to pay the portion of the Sponsor’s fee that exceeded interest earned. As of December 31, 2020, the number of Canadian Dollars owned by the Trust was 191,849,213, resulting in a redeemable capital Share value of $150,539,263. During the year ended December 31, 2019, an additional 850,000 Shares were created in exchange for 83,848,876 Canadian Dollars and 1,550,000 Shares were redeemed in exchange for 152,900,891 Canadian Dollars. As of December 31, 2019, the number of Canadian Dollars owned by the Trust was 152,900,891, resulting in a redeemable capital Share value of $117,963,792.

An increase in the Trust’s redeemable capital Share value from $117,963,792 at December 31, 2019 to $150,539,263 at December 31, 2020 was primarily the result of an increase in the number of Shares outstanding from 1,550,000 at December 31, 2019 to 1,950,000 at December 31, 2020, coupled with an increase in the Closing Spot Rate from 0.7712 at December 31, 2019 to 0.7849 at December 31, 2020.

Interest income decreased from $1,477,677 for the year ended December 31, 2019 to $298,875 for the year ended December 31, 2020 attributable primarily to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the FXC Daily Rate chart above, coupled with a decrease in the weighted-average Canadian Dollars in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust. Due primarily to a decrease in the weighted-average Canadian Dollars in the Trust, the Sponsor’s fee decreased from $505,651 for the year ended December 31, 2019 to $493,949 for the year ended December 31, 2020. The only expense of the Trust during the years ended December 31, 2020 and December 31, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the year ended December 31, 2020 was $(195,074), due to the Sponsor’s fee of $493,949 exceeding interest income of $298,875. The Trust’s net comprehensive income (loss) for the year ended December 31, 2019 was $972,026, due to interest income of $1,477,677 exceeding the Sponsor’s fee of $505,651.

Cash dividends per Share decreased from $0.58 per Share for the year ended December 31, 2019 to $0.15 per Share for the year ended December 31, 2020. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 17 of the Trust’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Specialized Products, LLC (as Sponsor of Invesco CurrencyShares Canadian Dollar Trust) and Shareholders of Invesco CurrencyShares Canadian Dollar Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Canadian Dollar Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of comprehensive income, of changes in shareholders’ equity and redeemable capital shares and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2021

We have served as the Trust’s auditor since 2018.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
Canadian Dollar deposits, interest bearing	$150,588,080	$110,303,695
Subscriptions receivable	—	7,610,567
Receivable from accrued interest	—	94,800
Total Assets	$150,588,080	$118,009,062
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$5,072
Accrued Sponsor’s fee	48,817	40,198
Total Liabilities	48,817	45,270
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 28,500,000 authorized – 1,950,000 and 1,550,000 issued and outstanding, respectively	150,539,263	117,963,792
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$150,588,080	$118,009,062

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Years Ended December 31, 2020 and 2019

	2020	2019
Income
Interest Income	$298,875	$1,477,677
Total Income	298,875	1,477,677
Expenses
Sponsor’s fee	(493,949)	(505,651)
Total Expenses	(493,949)	(505,651)
Net Comprehensive Income (Loss)	$(195,074)	$972,026
Basic and Diluted Earnings (Loss) per Share	$(0.12)	$0.57
Weighted-average Shares Outstanding	1,679,589	1,691,096

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statement of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended December 31, 2020

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	1,550,000	$117,963,792
Purchases of Shares	—	—	1,000,000	73,499,173
Redemption of Shares	—	—	(600,000)	(43,761,943)
Net Increase (Decrease) due to Share Transactions	—	—	400,000	29,737,230
Distributions	(235,745)	(235,745)		—
Net Comprehensive Income (Loss)	(195,074)	(195,074)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	430,819	430,819		(430,819)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,269,060
Balance at December 31, 2020	$—	$—	1,950,000	$150,539,263

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statement of Changes in Shareholders’ Equity and Redeemable Capital Shares

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(195,074)	$972,026
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	94,800	24,133
Accrued Sponsor’s fee	8,619	(10,358)
Net cash provided by (used in) operating activities	(91,655)	985,801
Cash flows from financing activities
Distributions paid to shareholders	(235,745)	(975,509)
Proceeds from purchases of redeemable capital Shares	81,057,573	70,045,778
Redemptions of redeemable capital Shares	(43,761,943)	(115,233,504)
Net cash provided by (used in) financing activities	37,059,885	(46,163,235)
Effect of exchange rate on cash	3,321,227	7,412,997
Net change in cash	40,289,457	(37,764,437)
Cash at beginning of period	110,298,623	148,063,060
Cash at end of period	$150,588,080	$110,298,623

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Financial Statements

December 31, 2020

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2020 and 2019.

Note 3 – Summary of Significant Accounting Policies

A.  Basis of Presentation

The financial statements of the Trust have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The table below shows distributions per Share and in total for the periods presented:

	Years Ended December 31,
	2020	2019
Distributions per Share	$0.15	$0.58
Distributions paid	$235,745	$975,509

There was no income distribution for the month ended December 31, 2020.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the years ended December 31, 2020 and 2019 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2020 was an annual nominal rate of 0.00%. For the year ended December 31, 2020, there were Canadian Dollar principal deposits of 98,523,433 and Canadian Dollar principal redemptions of 59,135,871 and Canadian Dollar withdrawals (to pay expenses) of 439,240, resulting in an ending Canadian Dollar principal balance of 191,849,213. This equates to 150,588,080 USD. For the year ended December 31, 2019, there were Canadian Dollar principal deposits of 83,848,876 and Canadian Dollar principal redemptions of 152,900,891, resulting in an ending Canadian Dollar principal balance of 152,900,891. This equates to 117,914,262 USD (which includes USD subscriptions receivable).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 16 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 17 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following executive officers of the Sponsor serve in the capacities specified for them:

Name	Capacity
Anna Paglia	Chief Executive Officer and Principal Executive Officer; Board of Managers

Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools

Annette J. Lege	Chief Financial Officer

Melanie Zimdars	Chief Compliance Officer

Jordan Krugman	Board of Managers

John M. Zerr	Board of Managers

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia, Mr. Krugman and Mr. Zerr.

Anna Paglia (46) currently serves as Chief Executive Officer and Principal Executive Officer of the Sponsor, and also serves as a member of the Sponsor's Board of Managers. She has served in such capacities since June 12, 2020. She is also Global Head of ETFs and Indexed Strategies at Invesco, Ltd., a global investment management company and affiliate of the Sponsor (“Invesco”), and has served in the role since June 15, 2020.  Prior to her transitioning to her current positions in June 2020, she served as Head of Legal, US ETFs at Invesco, and had served in such capacity since September 2010. In that role, she was responsible for the registration and listing of exchange-traded funds (“ETFs”), as well as providing support to the Invesco US ETF Board, serving as a global ETF expert/resource and providing day-to-day support to Invesco and its affiliates. In addition, she is a team leader for, and provides legal support to, Invesco's unit investment trusts. Prior to joining Invesco, Ms. Paglia was a partner in the investment management group at K&L Gates LLP and in that role she served as fund counsel and counsel to the independent directors for a number of mutual funds and ETFs. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master's degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York.

Kelli Gallegos (50) currently serves as Principal Financial and Accounting Officer – Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco, Ltd., a global investment management company (“Invesco”), and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Annette Lege (51) currently serves as Chief Financial Officer of the Sponsor and has served in this capacity since April 6, 2018. Ms. Lege also serves as Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco and has served in such capacity since March 2017. In her roles for the Sponsor and Invesco, she is responsible for all aspects of Corporate Accounting, including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Ms. Lege also serves as Director, Treasurer and/or Chief Financial Officer of a number of other Invesco wholly-owned subsidiaries, which service or serviced portions of Invesco's businesses since August 2020. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston.

Melanie H. Zimdars (44) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

Jordan Krugman (43) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since October 30, 2020. He is also the Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting, strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd.'s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization, including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders, including equity shareholders, debt investors, rating agencies and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP).

John Zerr (58) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Zerr is also a member of the Board of Managers of Invesco Capital Management and the Chief Operating Officer of Americas for Invesco Ltd., and has served in these roles since March 2006 and February 2018, respectively. Mr. Zerr previously served as the Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 through March 2018. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director and Secretary of that entity until February 2010 and March 2018, respectively. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. He also served as Secretary of that entity until March 2018. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco wholly-owned subsidiaries which service or serviced portions of Invesco’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of various Invesco funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

For the year ended December 31, 2020, the Trust incurred Sponsor’s Fees of $493,949 of which $445,132 had been paid at December 31, 2020. Sponsor’s Fees of $48,817 were unpaid at December 31, 2020 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2019, the Trust incurred Sponsor’s Fees of $505,651 of which $465,453 had been paid at December 31, 2019. Sponsor’s Fees of $40,198 were unpaid at December 31, 2019 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2021, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PwC, the Trust’s independent registered public accounting firm for the years ended December 31, 2020 and 2019.

	Fiscal Years Ended December 31,
	2020	2019
Audit Fees	$35,000	$35,000
Audit-Related Fees	—	—
Tax fees	—	—
All other Fees	—	—
Total	$35,000	$35,000

The following table sets forth the fees for professional services rendered by EY, the Trust’s former independent registered public accounting firm for the year ended December 31, 2019.

Fiscal Year Ended December 31, 2019
Audit Fees	$—
Audit-Related Fees (1)	2,500
Tax fees	—
All other Fees	—
Total	$2,500

(1) Audit-Related Fees for the fiscal year ended December 31, 2019 include fees billed for reviewing regulatory filings.

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

4.8	Description of Common Units of Beneficial Interest, incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by the Trust on February 28, 2020.

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

Invesco CurrencyShares® Canadian Dollar Trust

	By:	Invesco Specialized Products, LLC
its Sponsor

Dated: February 25, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 25, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2021

/s/ JOHN ZERR John Zerr	Manager	February 25, 2021
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.