Form 10-K
period 2021-12-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2022-02-25
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $209,747,500.

Number of Redeemable Capital Shares outstanding as of January 31, 2022: 1,750,000

i

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

Change in Fiscal Year End

On January 9, 2019, Invesco Specialized Products, LLC (the “Sponsor”) changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which ends on December 31 of each year.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $714,735 for the year ended December 31, 2021 in Sponsor’s fees.

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

COVID-19 spread globally throughout 2020 and 2021 and continues to spread in 2022. This pandemic has had material adverse effects on the global economy, including lower levels of economic activity and widespread unemployment. The economic turmoil has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have generally experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in this Report and materially and adversely affect the value of the Shares.

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

Holders

As of January 31, 2022, the Trust had 69 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended December 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2021 to October 31, 2021	—	$—
November 1, 2021 to November 30, 2021	300,000	$77.47
December 1, 2021 to December 31, 2021	600,000	$76.25
Total	900,000	$76.66

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of December 31, 2021, and its results of operations for the fiscal years ended December 31, 2021 and December 31, 2020. It should be read in conjunction with the audited financial statements and related notes thereto contained in this report.

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

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2021 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since December 31, 2016:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not pay any distributions during the quarter ended December 31, 2021.

Results of Operations

During the years ended December 31, 2021 and 2020, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 on the Trust’s net comprehensive income (loss) during the years ended December 31, 2021 and 2020 cannot be known, it is believed that COVID-19 has impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

2021 was a positive year for the Canadian Dollar (CAD/USD), closing out as the only G10 currency to have advanced against the U.S. Dollar, which posted its best year since 2015. CAD/USD strength was bolstered by the Canadian economy's strong economic rebound and market expectations that the Bank of Canada would be one of the most aggressive among the G10 countries in tightening monetary policy in 2022, potentially even surpassing the Federal Reserve System (the Fed). Strengthening energy prices throughout the year also provided a boost for the currency pair, as oil is one of Canada’s major exports.

The Canadian Dollar (CAD/USD) ended 2020 with a positive performance, recovering significantly after plunging to an almost 4-year low at the onset of the COVID-19 pandemic in March 2020. Most of the CAD/USD appreciation, however, was drawn from widespread weakness in the U.S. Dollar. An increasingly positive outlook for the Canadian recovery compared to other countries and rebounding commodity prices added further support for the currency pair.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years to the current interest rate of 0.00%, as set forth in the FXC Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 15 of the Trust’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Specialized Products, LLC (as Sponsor of Invesco CurrencyShares Canadian Dollar Trust) and Shareholders of Invesco CurrencyShares Canadian Dollar Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Canadian Dollar Trust (the “Trust”) as of December 31, 2021 and 2020, and the related statements of comprehensive income, of changes in shareholders’ equity and redeemable capital shares and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 24, 2022

We have served as the Trust’s auditor since 2018.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
Canadian Dollar deposits, interest bearing	$139,650,371	$150,588,080
Total Assets	$139,650,371	$150,588,080
Liabilities
Accrued Sponsor’s fee	$56,443	$48,817
Total Liabilities	56,443	48,817
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,800,000 and 1,950,000 issued and outstanding, respectively	139,593,928	150,539,263
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$139,650,371	$150,588,080

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Years Ended December 31, 2021 and 2020

	2021	2020
Income
Interest Income	$—	$298,875
Total Income	—	298,875
Expenses
Sponsor’s fee	(714,735)	(493,949)
Total Expenses	(714,735)	(493,949)
Net Comprehensive Income (Loss)	$(714,735)	$(195,074)
Basic and Diluted Earnings (Loss) per Share	$(0.31)	$(0.12)
Weighted-average Shares Outstanding	2,285,890	1,679,589

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statement of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Year Ended December 31, 2021

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	1,950,000	$150,539,263
Purchases of Shares	—	—	2,550,000	201,450,598
Redemption of Shares	—	—	(2,700,000)	(209,787,288)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(8,336,690)
Distributions				—
Net Comprehensive Income (Loss)	(714,735)	(714,735)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	714,735	714,735		(714,735)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,893,910)
Balance at December 31, 2021	$—	$—	1,800,000	$139,593,928

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(714,735)	$(195,074)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	94,800
Accrued Sponsor’s fee	7,626	8,619
Net cash provided by (used in) operating activities	(707,109)	(91,655)
Cash flows from financing activities
Distributions paid to shareholders	—	(235,745)
Proceeds from purchases of redeemable capital Shares	201,450,598	81,057,573
Redemptions of redeemable capital Shares	(209,787,288)	(43,761,943)
Net cash provided by (used in) financing activities	(8,336,690)	37,059,885
Effect of exchange rate on cash	(1,893,910)	3,321,227
Net change in cash	(10,937,709)	40,289,457
Cash at beginning of period	150,588,080	110,298,623
Cash at end of period	$139,650,371	$150,588,080

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Financial Statements

December 31, 2021

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2021 and 2020.

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

The table below shows distributions per Share and in total for the periods presented:

	Years Ended December 31,
	2021	2020
Distributions per Share	$-	$0.15
Distributions paid	$-	$235,745

There was no income distribution for the month ended December 31, 2021.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the years ended December 31, 2021 and 2020 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of December 31, 2021 was an annual nominal rate of 0.00%. For the year ended December 31, 2021, there were Canadian Dollar principal deposits of 250,322,349 and Canadian Dollar principal redemptions of 264,885,208 and Canadian Dollar withdrawals (to pay expenses) of 886,988, resulting in an ending Canadian Dollar principal balance of 176,399,366. This equates to 139,650,371 USD. For the year ended December 31, 2020, there were Canadian Dollar principal deposits of 98,523,433 and Canadian Dollar principal redemptions of 59,135,871 and Canadian Dollar withdrawals (to pay expenses) of 439,240, resulting in an ending Canadian Dollar principal balance of 191,849,213. This equates to 150,588,080 USD.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Anna Paglia, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 14 of this Annual Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 15 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia and Messrs. Krugman and Zerr.

Anna Paglia (47) currently serves as Chief Executive Officer and Principal Executive Officer of the Sponsor, and also serves as a member of the Sponsor's Board of Managers. She has served in such capacities since June 12, 2020. She is also Global Head of ETFs and Indexed Strategies at Invesco, Ltd., a global investment management company and affiliate of the Sponsor (“Invesco”), and has served in the role since June 15, 2020.  Prior to her transitioning to her current positions in June 2020, she served as Head of Legal, US ETFs at Invesco, and had served in such capacity since September 2010. In that role, she was responsible for the registration and listing of exchange-traded funds (“ETFs”), as well as providing support to the Invesco US ETF Board, serving as a global ETF expert/resource and providing day-to-day support to Invesco and its affiliates. In addition, she is a team leader for, and provides legal support to, Invesco's unit investment trusts. Prior to joining Invesco, Ms. Paglia was a partner in the investment management group at K&L Gates LLP and in that role she served as fund counsel and counsel to the independent directors for a number of mutual funds and ETFs. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master's degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York.

Kelli Gallegos (51) currently serves as Principal Financial and Accounting Officer – Investment Pools of the Sponsor and has served in this capacity since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Capital Management LLC, the managing owner of a suite of commodity exchange-traded funds (“ICM”), Head of North America Fund Reporting of Invesco, Ltd., a global investment management company (“Invesco”), and Vice President and Treasurer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust and Invesco Exchange-Traded Self-Indexed Fund Trust, each a registered investment company offering series of exchange-traded funds (the “Invesco ETFs”). She has also served as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ICM, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco ETFs, the CurrencyShares Trusts sponsored by the Sponsor, of which the registrant is one (the “CurrencyShares Trusts”), and the exchange-traded commodity funds for which ICM serves as managing owner (the “Commodity Funds”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for ICM from January 2013 to September 2018, Assistant Treasurer of the Sponsor from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the CurrencyShares Trusts, the Invesco ETFs, the Invesco Funds and the Commodity Funds. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR.

Annette Lege (52) currently serves as Chief Financial Officer of the Sponsor and has served in this capacity since April 6, 2018. Ms. Lege also serves as Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco and has served in such capacity since March 2017. In her roles for the Sponsor and Invesco, she is responsible for all aspects of Corporate Accounting, including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Ms. Lege also serves as Director, Treasurer and/or Chief Financial Officer of a number of other Invesco wholly-owned subsidiaries, which service or serviced portions of Invesco's businesses since August 2020. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston.

Melanie H. Zimdars (45) currently serves as Chief Compliance Officer of the Sponsor and has served in this capacity since April 6, 2018. In her role, she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Capital Management, Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse.

Jordan Krugman (44) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since October 30, 2020. He is also the Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting, strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd.'s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization, including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders, including equity shareholders, debt investors, rating agencies and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP).

John Zerr (59) currently serves as a member of the Board of Managers of the Sponsor and has served in this capacity since April 6, 2018. Mr. Zerr is also a member of the Board of Managers of Invesco Capital Management and the Chief Operating Officer of Americas for Invesco Ltd., and has served in these roles since March 2006 and February 2018, respectively. Mr. Zerr previously served as the Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 through March 2018. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director and Secretary of that entity until February 2010 and March 2018, respectively. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. He also served as Secretary of that entity until March 2018. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco wholly-owned subsidiaries which service or serviced portions of Invesco’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of various Invesco funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.40% of the Canadian Dollars in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

For the year ended December 31, 2021, the Trust incurred Sponsor’s Fees of $714,735 of which $658,292 had been paid at December 31, 2021. Sponsor’s Fees of $56,443 were unpaid at December 31, 2021 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2020, the Trust incurred Sponsor’s Fees of $493,949 of which $445,132 had been paid at December 31, 2020. Sponsor’s Fees of $48,817 were unpaid at December 31, 2020 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2022, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

	Fiscal Years Ended December 31,
	2021	2020
Audit Fees	$35,000	$35,000
Audit-Related Fees (1)	13,500	—
Tax fees	—	—
All other Fees	—	—
Total	$48,500	$35,000

(1) Audit-Related Fees for the fiscal year ended December 31, 2021 include fees billed for reviewing regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above.  The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 13 hereof.

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

Invesco CurrencyShares® Canadian Dollar Trust

	By:	Invesco Specialized Products, LLC
its Sponsor

Dated: February 24, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 24, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 24, 2022

/s/ JOHN ZERR John Zerr	Manager	February 24, 2022
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.