Form 10-Q
period 2022-03-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2022-05-06
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2022: 1,700,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Canadian Dollar deposits, interest bearing	$133,243,544	$139,650,371
Total Assets	$133,243,544	$139,650,371
Liabilities
Accrued Sponsor’s fee	$47,963	$56,443
Total Liabilities	47,963	56,443
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,700,000 and 1,800,000 issued and outstanding, respectively	133,195,581	139,593,928
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$133,243,544	$139,650,371

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(137,611)	(168,930)
Total Expenses	(137,611)	(168,930)
Net Comprehensive Income (Loss)	$(137,611)	$(168,930)
Basic and Diluted Earnings (Loss) per Share	$(0.08)	$(0.08)
Weighted-average Shares Outstanding	1,804,444	2,225,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	1,800,000	$139,593,928
Purchases of Shares	—	—	200,000	15,373,766
Redemption of Shares	—	—	(300,000)	(23,299,351)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(7,925,585)
Distributions	—	—		—
Net Comprehensive Income (Loss)	(137,611)	(137,611)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	137,611	137,611		(137,611)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		1,664,849
Balance at March 31, 2022	$—	$—	1,700,000	$133,195,581

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	1,950,000	$150,539,263
Purchases of Shares	—	—	800,000	62,236,681
Redemption of Shares	—	—	(450,000)	(35,159,184)
Net Increase (Decrease) due to Share Transactions	—	—	350,000	27,077,497
Distributions	—	—		—
Net Comprehensive Income (Loss)	(168,930)	(168,930)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	168,930	168,930		(168,930)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,357,342
Balance at March 31, 2021	$—	$—	2,300,000	$179,805,172

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(137,611)	$(168,930)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(8,480)	16,563
Net cash provided by (used in) operating activities	(146,091)	(152,367)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	15,373,766	62,236,681
Redemptions of redeemable capital Shares	(23,299,351)	(35,159,184)
Net cash provided by (used in) financing activities	(7,925,585)	27,077,497
Effect of exchange rate on cash	1,664,849	2,357,342
Net change in cash	(6,406,827)	29,282,472
Cash at beginning of period	139,650,371	150,588,080
Cash at end of period	$133,243,544	$179,870,552

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2022 and 2021 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2022 was an annual nominal rate of 0.00%. For the three months ended March 31, 2022, there were Canadian Dollar principal deposits of 19,583,594, Canadian Dollar principal redemptions of 29,369,413 and Canadian Dollar withdrawals (to pay expenses) of 185,699, resulting in an ending Canadian Dollar principal balance of 166,427,848. This equates to 133,243,544 USD. For the year ended December 31, 2021, there were Canadian Dollar principal deposits of 250,322,349 and Canadian Dollar principal redemptions of 264,885,208 and Canadian Dollar withdrawals (to pay expenses) of 886,988, resulting in an ending Canadian Dollar principal balance of 176,399,366. This equates to 139,650,371 USD.

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

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of  March 31, 2022 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since March 31, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2022.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

Results of Operations

During the three months ended March 31, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three months ended March 31, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2022 and 2021 cannot be known, it is believed that COVID-19 and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

As the only G10 currency to gain against the U.S. Dollar in 2021, the Canadian Dollar (CAD/USD) continued its positive performance through the first quarter of 2022. Heightened geopolitical tensions leading up to the military conflict in Ukraine led investors to initially flock to safe haven currencies like the U.S. Dollar, triggering a selloff in risk sensitive assets like the Canadian Dollar. However, following Russia’s invasion of Ukraine towards the end of February 2022, the Canadian Dollar (which is considered to be a commodity-linked currency) has significantly benefited from surging oil prices, given crude oil is one of Canada’s major exports. In turn, anticipation for more hawkish monetary policies from the Bank of Canada further boosted the Canadian Dollar.

The Canadian Dollar (CAD/USD) ended the first quarter of 2021 as the best performing G10 currency and one of the few to have advanced against the U.S. Dollar. The strength of the Canadian Dollar was bolstered by a recovery in commodity prices and overall risk appetite, as growing vaccine optimism and easing lockdown restrictions globally signaled the start of the post-pandemic return of demand. Signs of strength in Canada’s economic rebound and rising inflation also raised market speculations that the Bank of Canada could bring forward its tightening of supportive policies, providing a further boost for the currency.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

ECONOMIC CONDITIONS

The Russia-Ukraine conflict and economic sanctions against Russia in connection with such conflict could materially and adversely affect the value of the Shares.

Following Russia's invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty.  Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of currencies held by the Trust and may have an adverse effect on the performance of the Trust and value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	100,000	$77.41
February 1, 2022 to February 28, 2022	—	$—
March 1, 2022 to March 31, 2022	200,000	$77.79
Total	300,000	$77.66

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 5, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: May 5, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools