Form 10-Q
period 2022-06-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2022-08-05
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2022: 1,300,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Canadian Dollar deposits, interest bearing	$98,563,116	$139,650,371
Total Assets	$98,563,116	$139,650,371
Liabilities
Accrued Sponsor’s fee	$35,555	$56,443
Total Liabilities	35,555	56,443
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,300,000 and 1,800,000 issued and outstanding, respectively	98,527,561	139,593,928
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$98,563,116	$139,650,371

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(122,191)	(179,067)	(259,802)	(347,997)
Total Expenses	(122,191)	(179,067)	(259,802)	(347,997)
Net Comprehensive Income (Loss)	$(122,191)	$(179,067)	$(259,802)	$(347,997)
Basic and Diluted Earnings (Loss) per Share	$(0.08)	$(0.08)	$(0.15)	$(0.16)
Weighted-average Shares Outstanding	1,591,758	2,258,242	1,697,514	2,241,713

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2022	$—	$—	1,700,000	$133,195,581
Purchases of Shares	—	—	50,000	3,777,380
Redemption of Shares	—	—	(450,000)	(34,428,002)
Net Increase (Decrease) due to Share Transactions	—	—	(400,000)	(30,650,622)
Distributions	—	—		—
Net Comprehensive Income (Loss)	(122,191)	(122,191)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	122,191	122,191		(122,191)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(3,895,207)
Balance at June 30, 2022	$—	$—	1,300,000	$98,527,561

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	1,800,000	$139,593,928
Purchases of Shares	—	—	250,000	19,151,146
Redemption of Shares	—	—	(750,000)	(57,727,353)
Net Increase (Decrease) due to Share Transactions	—	—	(500,000)	(38,576,207)
Distributions	—	—		—
Net Comprehensive Income (Loss)	(259,802)	(259,802)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	259,802	259,802		(259,802)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,230,358)
Balance at June 30, 2022	$—	$—	$1,300,000	$98,527,561

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(259,802)	$(347,997)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued Sponsor’s fee	(20,888)	12,653
Net cash provided by (used in) operating activities	(280,690)	(335,344)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	19,151,146	130,131,963
Redemptions of redeemable capital Shares	(57,727,353)	(75,016,335)
Net cash provided by (used in) financing activities	(38,576,207)	55,115,628
Effect of exchange rate on cash	(2,230,358)	4,753,977
Net change in cash	(41,087,255)	59,534,261
Cash at beginning of period	139,650,371	150,588,080
Cash at end of period	$98,563,116	$210,122,341

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2022 and 2021 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2022 was an annual nominal rate of 0.00%. For the six months ended June 30, 2022, there were Canadian Dollar principal deposits of 24,474,357, Canadian Dollar principal redemptions of 73,376,462 and Canadian Dollar withdrawals (to pay expenses) of 355,770, resulting in an ending Canadian Dollar principal balance of 127,141,491. This equates to $98,563,116 USD. For the year ended December 31, 2021, there were Canadian Dollar principal deposits of 250,322,349 and Canadian Dollar principal redemptions of 264,885,208 and Canadian Dollar withdrawals (to pay expenses) of 886,988, resulting in an ending Canadian Dollar principal balance of 176,399,366. This equates to 139,650,371 USD.

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

I

NAV per Share; Valuation of the Canadian Dollar

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Canadian Dollars:

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of  June 30, 2022 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since June 30, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Canadian Dollars from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2022.

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

Results of Operations

During the three and six months ended June 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021 cannot be known, it is believed that COVID-19 and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD/USD) posted a loss in the second quarter of 2022 as the U.S. dollar rallied to the highest since 2002, supported by expectations for an aggressive inflation-fighting Federal Reserve (Fed) policy and rising safe haven demand amid growing recession fears. While elevated oil prices were able to provide a boost to Canada’s trade surplus mid-quarter and domestic economic strength persisted, the support was not enough to counter the gains in the greenback.

The Canadian Dollar (CAD/USD) rallied in Q2 of 2021. CAD strength was bolstered by strengthening commodity prices and overall recovery in risk appetite, as growing vaccine optimism and easing lockdown restrictions globally signaled the start of the post pandemic return of demand. However, a commodities selloff towards the end of the quarter due to rising COVID-19 cases in Europe and the resulting turn to the safe haven U.S. dollar did deal a significant blow to the currency pair.

The Canadian Dollar (CAD/USD) posted a loss in the first half of 2022. As the only G10 currency to gain against the U.S. dollar in 2021, the CAD continued its positive performance through the first quarter of the year, benefiting from surging oil prices resulting from the conflict in Ukraine – crude oil is one of Canada’s major exports – and anticipation for more hawkish monetary policies from the Bank of Canada. However, dollar strength in Q2 amid growing recession fears and a more hawkish Fed heavily weighed on the currency pair.

The Canadian Dollar (CAD/USD) was higher in the first half of 2021 supported by strengthening commodity prices and an overall recovery in risk appetite given growing vaccine optimism and easing lockdown restrictions. Despite strong performance in Q1 and early Q2, a selloff in commodities due to renewed COVID-19 concerns towards the end of Q2 sent the currency pair plunging, wiping away significant gains.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	—	$—
May 1, 2022 to May 31, 2022	150,000	$76.53
June 1, 2022 to June 30, 2022	300,000	$76.49
Total	450,000	$76.51

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 4, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 4, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools