Form 10-Q
period 2022-09-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2022-11-04
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2022: 1,450,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Canadian Dollar deposits, interest bearing	$99,578,401	$139,650,371
Canadian Dollar deposits, non-interest bearing	433	—
Subscriptions receivable	3,556,371	—
Receivable from accrued interest	84,244	—
Total Assets	$103,219,449	$139,650,371
Liabilities
Accrued Sponsor’s fee	$32,474	$56,443
Total Liabilities	32,474	56,443
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,450,000 and 1,800,000 issued and outstanding, respectively	103,186,975	139,593,928
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$103,219,449	$139,650,371

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income
Interest Income	$180,412	$—	$180,412	$—
Total Income	180,412	—	180,412	—
Expenses
Sponsor’s fee	(103,853)	(189,939)	(363,655)	(537,936)
Total Expenses	(103,853)	(189,939)	(363,655)	(537,936)
Net Comprehensive Income (Loss)	$76,559	$(189,939)	$(183,243)	$(537,936)
Basic and Diluted Earnings (Loss) per Share	$0.06	$(0.08)	$(0.12)	$(0.23)
Weighted-average Shares Outstanding	1,378,804	2,405,435	1,590,110	2,296,886

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2022	$—	$—	1,300,000	$98,527,561
Purchases of Shares	—	—	250,000	18,573,216
Redemption of Shares	—	—	(100,000)	(7,430,312)
Net Increase (Decrease) due to Share Transactions	—	—	150,000	11,142,904
Distributions	(55,652)	(55,652)		—
Net Comprehensive Income (Loss)	76,559	76,559		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(20,907)	(20,907)		20,907
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(6,504,397)
Balance at September 30, 2022	$—	$—	1,450,000	$103,186,975

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	1,800,000	$139,593,928
Purchases of Shares	—	—	500,000	37,724,362
Redemption of Shares	—	—	(850,000)	(65,157,665)
Net Increase (Decrease) due to Share Transactions	—	—	(350,000)	(27,433,303)
Distributions	(55,652)	(55,652)		—
Net Comprehensive Income (Loss)	(183,243)	(183,243)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	238,895	238,895		(238,895)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(8,734,755)
Balance at September 30, 2022	$—	$—	$1,450,000	$103,186,975

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(183,243)	$(537,936)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(84,244)	—
Accrued Sponsor’s fee	(23,969)	6,584
Net cash provided by (used in) operating activities	(291,456)	(531,352)
Cash flows from financing activities
Distributions paid to shareholders	(55,652)	—
Proceeds from purchases of redeemable capital Shares	34,161,249	134,071,472
Redemptions of redeemable capital Shares	(65,157,665)	(136,950,688)
Net cash provided by (used in) financing activities	(31,052,068)	(2,879,216)
Effect of exchange rate on cash	(8,728,013)	(55,085)
Net change in cash	(40,071,537)	(3,465,653)
Cash at beginning of period	139,650,371	150,588,080
Cash at end of period	$99,578,834	$147,122,427

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions per Share	$0.04	$—	$0.03	$—
Distributions paid	$55,652	$—	$55,652	$—

An income distribution for the month ended September 30, 2022 was paid on October 10, 2022 to holders of record as of October 4, 2022 at a rate of $0.03576 per Share and a total distribution of $51,852.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2022 and 2021 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2022 was an annual nominal rate of 1.00%. For the nine months ended September 30, 2022, there were Canadian Dollar principal deposits of 48,907,500, Canadian Dollar principal redemptions of 83,149,726 and Canadian Dollar withdrawals (to pay expenses) of 444,805, resulting in an ending Canadian Dollar principal balance of 141,712,335. This equates to $103,134,772 USD. For the year ended December 31, 2021, there were Canadian Dollar principal deposits of 250,322,349 and Canadian Dollar principal redemptions of 264,885,208 and Canadian Dollar withdrawals (to pay expenses) of 886,988, resulting in an ending Canadian Dollar principal balance of 176,399,366. This equates to 139,650,371 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of  September 30, 2022 was an annual nominal rate of 1.00%. The following chart provides the daily rate paid by the Depository since September 30, 2017:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
9/1/2022	$0.03867	$74.67	0.05%	0.61%

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

Results of Operations

During the three and nine months ended September 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of the COVID-19 pandemic and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021 cannot be known, it is believed that the COVID-19 pandemic and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD/USD) posted a loss in the third quarter of 2022 as the US dollar soared past 20-year highs, supported by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy, and rising safe haven demand amid growing recession fears. Falling crude oil prices also served as a significant headwind for the currency pair given the commodity is one of Canada’s major exports.

The Canadian Dollar (CAD/USD) posted negative performance in Q3 2021 as the commodities selloff towards the end of the second quarter due to rising COVID-19 cases in Europe, and the resulting growth in safe haven demand, continued to boost the US dollar while weighing on the CAD, given Canada is a major crude exporter. The USD was further supported by rising treasury yields following the Fed’s signal to pullback pandemic era stimulus measures.

The Canadian Dollar (CAD/USD) posted a loss in the first three quarters of 2022. As the only G10 currency to gain against the U.S. dollar in 2021, the CAD continued its positive performance through the first quarter of the year, benefiting from surging oil prices resulting from the war in Ukraine and anticipation for more hawkish monetary policies from the Bank of Canada. However, dollar strength in Q2 and Q3 amid growing recession fears, boosting safe haven demand, and a more hawkish Fed heavily weighed on the currency pair, while falling crude oil prices removed the soft floor for the CAD.

The Canadian Dollar (CAD/USD) was higher in the first half of 2021 supported by strengthening commodity prices and an overall recovery in risk appetite given growing vaccine optimism and easing lockdown restrictions. However, the currency pair failed to sustain its gains through Q3, ending largely flat year-to-date, as a selloff in commodities due to renewed COVID concerns pushed investors to the safe haven US dollar. The Fed’s signal to pullback pandemic related stimulus also boosted treasury yields, providing further support for the USD.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements this quarter, to the current interest rate of 1.00%, as set forth in the FXC Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	$—
August 1, 2022 to August 31, 2022	50,000	$75.03
September 1, 2022 to September 30, 2022	50,000	$73.57
Total	100,000	$74.30

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 3, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 3, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools