Form 10-Q
period 2023-06-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2023-08-04
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2023: 1,150,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Canadian Dollar deposits, interest bearing	$84,936,726	$97,375,615
Receivable from accrued interest	184,279	156,162
Total Assets	$85,121,005	$97,531,777
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$16,056	$4,080
Accrued Sponsor’s fee	31,227	34,248
Total Liabilities	47,283	38,328
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,150,000 and 1,350,000 issued and outstanding, respectively	85,073,722	97,493,449
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$85,121,005	$97,531,777

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income
Interest Income	$578,638	$—	$1,133,870	$—
Total Income	578,638	—	1,133,870	—
Expenses
Sponsor’s fee	(98,059)	(122,191)	(195,155)	(259,802)
Total Expenses	(98,059)	(122,191)	(195,155)	(259,802)
Net Comprehensive Income (Loss)	$480,579	$(122,191)	$938,715	$(259,802)
Basic and Diluted Earnings (Loss) per Share	$0.36	$(0.08)	$0.70	$(0.15)
Weighted-average Shares Outstanding	1,340,110	1,591,758	1,349,724	1,697,514

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2023	$—	$—	1,400,000	$101,269,949
Purchases of Shares	—	—	300,000	21,609,540
Redemption of Shares	—	—	(550,000)	(40,113,462)
Net Increase (Decrease) due to Share Transactions	—	—	(250,000)	(18,503,922)
Distributions	(500,327)	(500,327)		—
Net Comprehensive Income (Loss)	480,579	480,579		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	19,748	19,748		(19,748)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,327,443
Balance at June 30, 2023	$—	$—	1,150,000	$85,073,722

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	1,350,000	$97,493,449
Purchases of Shares	—	—	850,000	61,206,377
Redemption of Shares	—	—	(1,050,000)	(76,368,926)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(15,162,549)
Distributions	(900,754)	(900,754)		—
Net Comprehensive Income (Loss)	938,715	938,715		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(37,961)	(37,961)		37,961
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,704,861
Balance at June 30, 2023	$—	$—	$1,150,000	$85,073,722

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$938,715	$(259,802)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(28,117)	—
Accrued Sponsor’s fee	(3,021)	(20,888)
Net cash provided by (used in) operating activities	907,577	(280,690)
Cash flows from financing activities
Distributions paid to shareholders	(900,754)	—
Proceeds from purchases of redeemable capital Shares	61,206,377	19,151,146
Redemptions of redeemable capital Shares	(76,368,926)	(57,727,353)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	11,976	—
Net cash provided by (used in) financing activities	(16,051,327)	(38,576,207)
Effect of exchange rate on cash	2,704,861	(2,230,358)
Net change in cash	(12,438,889)	(41,087,255)
Cash at beginning of period	97,375,615	139,650,371
Cash at end of period	$84,936,726	$98,563,116

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions per Share	$0.37	$—	$0.67	$—
Distributions paid	$500,327	$—	$900,754	$—

An income distribution for the month ended June 30, 2023 was paid on July 11, 2023 to holders of record as of July 5, 2023 at a rate of $0.11883 per Share and a total distribution of $136,655.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2023 and 2022 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2023 was an annual nominal rate of 2.33%. For the six months ended June 30, 2023, there were Canadian Dollar principal deposits of 83,072,698 and Canadian Dollar principal redemptions of 102,619,264, resulting in an ending Canadian Dollar principal balance of 112,392,523. This equates to 84,936,726 USD. For the year ended December 31, 2022, there were Canadian Dollar principal deposits of 73,340,680 and Canadian Dollar principal redemptions of 117,356,152 and Canadian Dollar withdrawals (to pay expenses) of 444,805, resulting in an ending Canadian Dollar principal balance of 131,939,089. This equates to 97,375,615 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2023 was an annual nominal rate of 2.33%. The following chart provides the daily rate paid by the Depository since June 30, 2018:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/3/2023	$0.12551	$72.34	0.17%	2.04%
5/1/2023	$0.11622	$72.17	0.16%	1.96%
6/1/2023	$0.11981	$72.02	0.17%	1.96%

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

Results of Operations

During the three and six months ended June 30, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the US banking sector turmoil turmoil and ambiguity around the Federal Reserve’s tightening cycle, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD/USD) posted positive performance in the second quarter of 2023. While the pair swung back and forth in the first two months of the quarter on dollar and commodity moves, the CAD began climbing in June supported by the hawkish repricing of the Bank of Canada’s (BoC) inflation fighting interest rate expectations while the US Fed paused. Oil prices also recovered slightly following Saudi Arabia’s additional announced production cut and the extension of other OPEC+ member cuts until year end 2024. This provided an additional boost, given Canada is a major crude oil exporter.

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

The Canadian Dollar (CAD/USD) moved slightly higher in the first half of the year of 2023 though the pair swung back and forth through the period, swayed by the US dollar, BoC’s rate hike policies and crude oil price moves. While the CAD did gain a bit in the first half of the first quarter, as the US dollar weakened further on expectations for a softer Fed stance, the pair fell sharply from mid-February to mid-March, with the US dollar rebounding on signs of continued strength in the US labor market and inflation. Struggling commodity prices also capped the upside for the currency, given Canada is a major exporter of crude oil. However, the currency pair did rebound in the second half of March amid a weaker USD and the boost in energy prices following the OPEC production cut. In the second quarter, while the pair was range bound in April and May, the CAD gained in June supported by the hawkish repricing of the BoC’s interest rate expectations while the US Fed paused. The market’s more constructive view on oil prices and overall improvement in risk sentiment also provided support.

The Canadian Dollar (CAD/USD) posted a loss in the first half of 2022. As the only G10 currency to gain against the U.S. dollar in 2021, the CAD continued its positive performance through the first quarter of the year, benefiting from surging oil prices resulting from the conflict in Ukraine – crude oil is one of Canada’s major exports – and anticipation for more hawkish monetary policies from the Bank of Canada. However, dollar strength in the second quarter amid growing recession fears and a more hawkish Fed heavily weighed on the currency pair.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from zero, to the current interest rate of 2.33%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	150,000	$72.80
May 1, 2023 to May 31, 2023	100,000	$72.56
June 1, 2023 to June 30, 2023	300,000	$73.15
Total	550,000	$72.95

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 3, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 3, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools