Form 10-Q
period 2023-09-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2023-11-08
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2023: 1,050,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Canadian Dollar deposits, interest bearing	$75,901,820	$97,375,615
Receivable from accrued interest	180,977	156,162
Total Assets	$76,082,797	$97,531,777
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$5,362	$4,080
Accrued Sponsor’s fee	25,895	34,248
Total Liabilities	31,257	38,328
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,050,000 and 1,350,000 issued and outstanding, respectively	76,051,540	97,493,449
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$76,082,797	$97,531,777

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest Income	$553,719	$180,412	$1,687,589	$180,412
Total Income	553,719	180,412	1,687,589	180,412
Expenses
Sponsor’s fee	(81,935)	(103,853)	(277,090)	(363,655)
Total Expenses	(81,935)	(103,853)	(277,090)	(363,655)
Net Comprehensive Income (Loss)	$471,784	$76,559	$1,410,499	$(183,243)
Basic and Diluted Earnings (Loss) per Share	$0.43	$0.06	$1.11	$(0.12)
Weighted-average Shares Outstanding	1,108,696	1,378,804	1,268,498	1,590,110

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	1,150,000	$85,073,722
Purchases of Shares	—	—	100,000	7,288,544
Redemption of Shares	—	—	(200,000)	(14,557,337)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(7,268,793)
Distributions	(467,919)	(467,919)		—
Net Comprehensive Income (Loss)	471,784	471,784		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(3,865)	(3,865)		3,865
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,757,254)
Balance at September 30, 2023	$—	$—	1,050,000	$76,051,540

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	1,350,000	$97,493,449
Purchases of Shares	—	—	950,000	68,494,921
Redemption of Shares	—	—	(1,250,000)	(90,926,263)
Net Increase (Decrease) due to Share Transactions	—	—	(300,000)	(22,431,342)
Distributions	(1,368,673)	(1,368,673)		—
Net Comprehensive Income (Loss)	1,410,499	1,410,499		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(41,826)	(41,826)		41,826
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		947,607
Balance at September 30, 2023	$—	$—	$1,050,000	$76,051,540

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

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,410,499	$(183,243)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(24,815)	(84,244)
Accrued Sponsor’s fee	(8,353)	(23,969)
Net cash provided by (used in) operating activities	1,377,331	(291,456)
Cash flows from financing activities
Distributions paid to shareholders	(1,368,673)	(55,652)
Proceeds from purchases of redeemable capital Shares	68,494,921	34,161,249
Redemptions of redeemable capital Shares	(90,926,263)	(65,157,665)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	1,282	—
Net cash provided by (used in) financing activities	(23,798,733)	(31,052,068)
Effect of exchange rate on cash	947,607	(8,728,013)
Net change in cash	(21,473,795)	(40,071,537)
Cash at beginning of period	97,375,615	139,650,371
Cash at end of period	$75,901,820	$99,578,834

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions per Share	$0.42	$0.04	$1.08	$0.03
Distributions paid	$467,919	$55,652	$1,368,673	$55,652

An income distribution for the month ended September 30, 2023 was paid on October 10, 2023 to holders of record as of October 3, 2023 at a rate of $0.14175 per Share and a total distribution of $148,838.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2023 and 2022 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 2.76%. For the nine months ended September 30, 2023, there were Canadian Dollar principal deposits of 92,845,961 and Canadian Dollar principal redemptions of 122,165,790, resulting in an ending Canadian Dollar principal balance of 102,619,260. This equates to 75,901,820 USD. For the year ended December 31, 2022, there were Canadian Dollar principal deposits of 73,340,680 and Canadian Dollar principal redemptions of 117,356,152 and Canadian Dollar withdrawals (to pay expenses) of 444,805, resulting in an ending Canadian Dollar principal balance of 131,939,089. This equates to 97,375,615 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 2.76%. The following chart provides the daily rate paid by the Depository since September 30, 2018:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/3/2023	$0.11908	$73.99	0.16%	1.96%
8/1/2023	$0.13412	$74.39	0.18%	2.12%
9/1/2023	$0.14662	$72.38	0.20%	2.39%

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

Results of Operations

During the three and nine months ended September 30, 2023 and 2022, the Trust's net comprehensive income (loss) was, in part, impacted by market volatility resulting from the Federal Reserve's ambiguous messaging around its monetary policies and US banking sector turmoil, for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian dollar (CAD/USD) posted negative performance in the third quarter of 2023, largely due to gains in the US dollar though the recovery in energy commodities from mid-August onwards significantly limited the downside. The country is a major exporter of crude oil and is thus highly sensitive to moves in the energy market. Canadian inflation also came in higher than expected in August due to the higher energy prices which raised bets that the Bank of Canada (BoC) would need to continue tightening – current inflation rates are still well above the central bank’s target rate.

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

The Canadian dollar (CAD/USD) ended the first three quarters of 2023 largely flat, following losses in Q3. While the CAD did gain a bit in the first half of Q1, as the US dollar weakened further on expectations for a softer Fed stance, the pair fell sharply from mid-Feb to mid-Mar, with the dollar rebounding on signs of continued strength in the US labor market and inflation. Struggling commodity prices also capped the upside for the currency given the country is a major exporter of crude oil. However, the currency pair did rebound in the second half of March amid a weaker USD and the boost in energy prices. In Q2, while the pair was pretty range bound in April and May, the CAD really gained in June supported by the hawkish repricing of the BoC’s interest rate expectations while the US Fed paused. Despite its resilience, renewed dollar strength heavily pressured the pair in Q3, though the rebound in energy commodities limited the downside.

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

Additionally, the interest rate paid by the Depository has generally trended upward over the past year from zero, to the current interest rate of 2.76%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceed the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	50,000	$73.66
August 1, 2023 to August 31, 2023	50,000	$72.38
September 1, 2023 to September 30, 2023	100,000	$72.55
Total	200,000	$72.79

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 7, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools