Form 10-Q
period 2024-09-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2024-11-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2024: 850,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Canadian Dollar deposits, interest bearing	$61,492,087	$77,824,405
Canadian Dollar deposits, non-interest bearing	—	1,716
Receivable from accrued interest	112,034	182,689
Total Assets	$61,604,121	$78,008,810
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$2,069	$—
Accrued Sponsor’s fee	20,653	26,141
Total Liabilities	22,722	26,141
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 850,000 and 1,050,000 issued and outstanding, respectively	61,581,399	77,982,669
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$61,604,121	$78,008,810

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest Income	$361,987	$553,719	$1,222,131	$1,687,589
Total Income	361,987	553,719	1,222,131	1,687,589
Expenses
Sponsor’s fee	(61,921)	(81,935)	(186,076)	(277,090)
Total Expenses	(61,921)	(81,935)	(186,076)	(277,090)
Net Comprehensive Income (Loss)	$300,066	$471,784	$1,036,055	$1,410,499
Basic and Diluted Earnings (Loss) per Share	$0.35	$0.43	$1.20	$1.11
Weighted-average Shares Outstanding	860,870	1,108,696	863,869	1,268,498

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	800,000	$57,241,709
Purchases of Shares	—	—	200,000	14,295,792
Redemption of Shares	—	—	(150,000)	(10,886,341)
Net Increase (Decrease) due to Share Transactions	—	—	50,000	3,409,451
Distributions	(311,157)	(311,157)		—
Net Comprehensive Income (Loss)	300,066	300,066		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	11,091	11,091		(11,091)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		941,330
Balance at September 30, 2024	$—	$—	850,000	$61,581,399

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	1,150,000	$85,073,722
Purchases of Shares	—	—	100,000	7,288,544
Redemption of Shares	—	—	(200,000)	(14,557,337)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(7,268,793)
Distributions	(467,919)	(467,919)		—
Net Comprehensive Income (Loss)	471,784	471,784		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(3,865)	(3,865)		3,865
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,757,254)
Balance at September 30, 2023	$—	$—	1,050,000	$76,051,540

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,050,000	$77,982,669
Purchases of Shares	—	—	300,000	21,469,947
Redemption of Shares	—	—	(500,000)	(36,155,840)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(14,685,893)
Distributions	(1,080,512)	(1,080,512)		—
Net Comprehensive Income (Loss)	1,036,055	1,036,055		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	44,457	44,457		(44,457)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,670,920)
Balance at September 30, 2024	$—	$—	850,000	$61,581,399

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	1,350,000	$97,493,449
Purchases of Shares	—	—	950,000	68,494,921
Redemption of Shares	—	—	(1,250,000)	(90,926,263)
Net Increase (Decrease) due to Share Transactions	—	—	(300,000)	(22,431,342)
Distributions	(1,368,673)	(1,368,673)		—
Net Comprehensive Income (Loss)	1,410,499	1,410,499		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(41,826)	(41,826)		41,826
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		947,607
Balance at September 30, 2023	$—	$—	1,050,000	$76,051,540

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$1,036,055	$1,410,499
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	70,655	(24,815)
Accrued Sponsor’s fee	(5,488)	(8,353)
Net cash provided by (used in) operating activities	1,101,222	1,377,331
Cash flows from financing activities
Distributions paid to shareholders	(1,080,512)	(1,368,673)
Proceeds from purchases of redeemable capital Shares	21,469,947	68,494,921
Redemptions of redeemable capital Shares	(36,155,840)	(90,926,263)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	2,069	1,282
Net cash provided by (used in) financing activities	(15,764,336)	(23,798,733)
Effect of exchange rate on cash	(1,670,920)	947,607
Net change in cash	(16,334,034)	(21,473,795)
Cash at beginning of period	77,826,121	97,375,615
Cash at end of period	$61,492,087	$75,901,820

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions per Share	$0.36	$0.42	$1.25	$1.08
Distributions paid	$311,157	$467,919	$1,080,512	$1,368,673

An income distribution for the month ended September 30, 2024 was paid on October 7, 2024 to holders of record as of October 1, 2024 at a rate of $0.10484 per Share and a total distribution of $89,114.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the nine months ended September 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 2.11%. For the nine months ended September 30, 2024, there were Canadian Dollar principal deposits of 29,319,800 and Canadian Dollar principal redemptions of 48,866,326, resulting in an ending Canadian Dollar principal balance of 83,072,734. This equates to 61,492,087 USD. For the year ended December 31, 2023, there were Canadian Dollar principal deposits of 141,712,275 and Canadian Dollar principal redemptions of 171,032,104, resulting in an ending Canadian Dollar principal balance of 102,619,260. This equates to 77,824,405 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2024 was an annual nominal rate of 2.11%. The following chart provides the daily rate paid by the Depository since September 30, 2019:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2024	$0.12832	$71.54	0.18%	2.18%
8/1/2024	$0.12611	$70.87	0.18%	2.10%
9/3/2024	$0.11954	$72.63	0.16%	1.94%

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

Results of Operations

During the three and nine months ended September 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023 which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian dollar (CAD/USD) ended the third quarter of 2024 higher, largely due to the downturn in the US dollar; the US Federal Reserve (Fed) officially kicked off its easing cycle in September. However, the downturn in energy prices limited the upside given Canada is a major crude oil exporter. A subdued Canadian economy has also been a headwind for the CAD and has increased the call for a supersized rate cut; the Bank of Canada has already eased three times this year, for a total of 0.75% of cuts.

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

The Canadian dollar (CAD/USD) ended the first three quarters of 2024 lower, mainly due to US dollar strength and weak energy prices. The Fed’s higher-for-longer rhetoric and US economic resilience pushed out expectations for rate cuts in the first half of the year; higher rates generally provide support for the country’s currency. While rising energy prices due to geopolitical tensions did limit some of the downside in the first quarter of 2024, this became a headwind in the second and the third quarter of 2024 as crude oil was pressured at first by recession concerns, and then low refining margins decreasing crude demand, the bearish Trump trade, expectations for a supply glut in 2025, and the OPEC spare capacity overhang. Geopolitical risk premium also faded with no real supply disruptions playing out.

The Canadian dollar (CAD/USD) ended the first three quarters of 2023 largely flat, following losses in the third quarter of 2023. While the CAD did gain a bit in the first half of the first quarter of 2023 as the US dollar weakened further on expectations for a softer Fed stance, the pair fell sharply from mid-Feb to mid-Mar, with the dollar rebounding on signs of continued strength in the US labor market and inflation. Struggling commodity prices also capped the upside for the currency given the country is a major exporter of crude oil. However, the currency pair did rebound in the second half of March amid a weaker USD and the boost in energy prices. In the second quarter of 2023, while the pair was pretty range bound in April and May, the CAD really gained in June supported by the hawkish repricing of the BoC’s interest rate expectations while the US Fed paused. Despite its resilience, renewed dollar strength heavily pressured the pair in the third quarter of 2023, though the rebound in energy commodities limited the downside.

Additionally, the interest rate paid by the Depository has generally trended upward over the past year, slightly offset by decline in the recent quarter, to the current interest rate of 2.11%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	—	$—
August 1, 2024 to August 31, 2024	50,000	$72.66
September 1, 2024 to September 30, 2024	100,000	$72.61
Total	150,000	$72.62

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2024	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools