Form 10-Q
period 2025-06-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2025-08-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2025: 1,300,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Canadian Dollar deposits, interest bearing	$93,112,816	$61,159,344
Canadian Dollar deposits, non-interest bearing	974	2
Receivable from accrued interest	68,891	76,466
Total Assets	$93,182,681	$61,235,812
Liabilities
Accrued Sponsor’s fee	$29,874	$20,732
Total Liabilities	29,874	20,732
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,300,000 and 900,000 issued and outstanding, respectively	93,152,807	61,215,080
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$93,182,681	$61,235,812

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income
Interest Income	$194,811	$401,847	$383,840	$860,144
Total Income	194,811	401,847	383,840	860,144
Expenses
Sponsor’s fee	(84,477)	(58,758)	(150,783)	(124,155)
Total Expenses	(84,477)	(58,758)	(150,783)	(124,155)
Net Comprehensive Income (Loss)	$110,334	$343,089	$233,057	$735,989
Basic and Diluted Earnings (Loss) per Share	$0.09	$0.41	$0.21	$0.85
Weighted-average Shares Outstanding	1,203,297	827,473	1,096,133	865,385

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	1,000,000	$67,939,914
Purchases of Shares	—	—	300,000	21,097,097
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	300,000	21,097,097
Distributions	(110,651)	(110,651)		—
Net Comprehensive Income (Loss)	110,334	110,334		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	317	317		(317)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,116,113
Balance at June 30, 2025	$—	$—	1,300,000	$93,152,807

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2024	$—	$—	800,000	$57,894,289
Purchases of Shares	—	—	100,000	7,174,155
Redemption of Shares	—	—	(100,000)	(7,150,180)
Net Increase (Decrease) due to Share Transactions	—	—	—	23,975
Distributions	(353,257)	(353,257)		—
Net Comprehensive Income (Loss)	343,089	343,089		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	10,168	10,168		(10,168)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(666,387)
Balance at June 30, 2024	$—	$—	800,000	$57,241,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	900,000	$61,215,080
Purchases of Shares	—	—	500,000	34,796,035
Redemption of Shares	—	—	(100,000)	(6,799,834)
Net Increase (Decrease) due to Share Transactions	—	—	400,000	27,996,201
Distributions	(253,203)	(253,203)		—
Net Comprehensive Income (Loss)	233,057	233,057		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	20,146	20,146		(20,146)
Adjustment of Redeemable Capital Shares to Redemption Value		—		3,961,672
Balance at June 30, 2025	$—	$—	1,300,000	$93,152,807

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,050,000	$77,982,669
Purchases of Shares	—	—	100,000	7,174,155
Redemption of Shares	—	—	(350,000)	(25,269,499)
Net Increase (Decrease) due to Share Transactions	—	—	(250,000)	(18,095,344)
Distributions	(769,355)	(769,355)		—
Net Comprehensive Income (Loss)	735,989	735,989		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	33,366	33,366		(33,366)
Adjustment of Redeemable Capital Shares to Redemption Value		—		(2,612,250)
Balance at June 30, 2024	$—	$—	800,000	$57,241,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$233,057	$735,989
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	7,575	61,189
Accrued Sponsor’s fee	9,142	(7,387)
Net cash provided by (used in) operating activities	249,774	789,791
Cash flows from financing activities
Distributions paid to shareholders	(253,203)	(769,355)
Proceeds from purchases of redeemable capital Shares	34,796,035	7,174,155
Redemptions of redeemable capital Shares	(6,799,834)	(25,269,499)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	—	—
Net cash provided by (used in) financing activities	27,742,998	(18,864,699)
Effect of exchange rate on cash	3,961,672	(2,612,250)
Net change in cash	31,954,444	(20,687,158)
Cash at beginning of period	61,159,346	77,826,121
Cash at end of period	$93,113,790	$57,138,963

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2025

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions per Share	$0.09	$0.43	$0.23	$0.89
Distributions paid	$110,651	$353,257	$253,203	$769,355

An income distribution for the month ended June 30, 2025 was paid on July 8, 2025 to holders of record as of July 1, 2025 at a rate of $0.03079 per Share and a total distribution of $40,027.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2025 and 2024 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2025 was an annual nominal rate of 0.91%. For the six months ended June 30, 2025, there were Canadian Dollar principal deposits of 48,866,337 and Canadian Dollar principal redemptions of 9,773,267, resulting in an ending Canadian Dollar principal balance of 127,052,438. This equates to 93,112,816 USD. For the year ended December 31, 2024, there were Canadian Dollar principal deposits of 34,206,434 and Canadian Dollar principal redemptions of 48,866,326, resulting in an ending Canadian Dollar principal balance of 87,959,368. This equates to 61,159,344 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2025 was an annual nominal rate of 0.91%. The following chart provides the daily rate paid by the Depository since June 30, 2020:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2025	$0.03463	$67.94	0.05%	0.60%
5/1/2025	$0.03041	$70.78	0.04%	0.52%
6/2/2025	$0.03157	$71.11	0.04%	0.52%

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

Results of Operations

During the three and six months ended June 30, 2025 and 2024, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting US recession concerns for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, US recession concerns, Fed easing expectations and rising geopolitical tensions, on the Trust’s net comprehensive income (loss) during the six months ended June 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD/USD) moved higher in the second quarter of 2025, helped by continued weakness in the U.S. dollar and a shift in domestic interest rate expectations. Canadian inflation data in June came in stronger than expected, making it less likely that the Bank of Canada will cut rates in July. This gave the CAD a boost, though weak energy prices limited the upside.

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

The Canadian Dollar (CAD/USD) appreciated year-to-date through the second quarter of 2025, supported mainly by continued weakness in the U.S. dollar. In the first quarter of 2025, the CAD remained mostly flat as falling oil prices, tariff tensions with the U.S., and broader risk-off sentiment weighed on performance. However, in the second quarter of 2025, the Canadian Dollar gained ground as inflation data came in stronger than expected, lowering the chances of a Bank of Canada rate cut in July. This shift in interest rate expectations helped the CAD rise, even as oil continued to struggle, but weak energy prices were still a headwind for the pair.

The Canadian Dollar (CAD/USD) was pressured in the first half of 2024, mainly by gains in the US dollar. The Fed’s higher-for longer rhetoric and stickier-than-expected US inflation pushed out expectations for rate cuts. Higher rates generally provide support for the country’s currency. US economic resilience also boosted demand for the dollar, pressuring the pair. While rising energy prices did limit some of the downside in the first quarter of 2024, given the country is a major exporter of crude oil, the positive impact was outweighed by the USD gains.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

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

The United States, under the Trump administration, has implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U.S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, including a limited agreement with China in May 2025, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/Canadian Dollar exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c)Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2025, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	—	$—
May 1, 2025 to May 31, 2025	—	$—
June 1, 2025 to June 30, 2025	—	$—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 7, 2025	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 7, 2025	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools