Form 10-Q
period 2026-03-31
Invesco CurrencyShares Canadian Dollar Trust
filed 2026-05-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2026: 1,200,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Canadian Dollar deposits, interest bearing	$84,037,956	$74,863,592
US Dollar Cash at Depository	—	33,822
Receivable from accrued interest	36,907	34,039
Total Assets	$84,074,863	$74,931,453
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$11	$34,039
Accrued Sponsor’s fee	28,551	26,333
Total Liabilities	28,562	60,372
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,200,000 and 1,050,000 issued and outstanding, respectively	84,046,301	74,871,081
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$84,074,863	$74,931,453

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$103,924	$189,029
Total Income	103,924	189,029
Expenses
Sponsor’s fee	(80,416)	(66,306)
Total Expenses	(80,416)	(66,306)
Net Comprehensive Income (Loss)	$23,508	$122,723
Basic and Diluted Earnings (Loss) per Share	$0.02	$0.12
Weighted-average Shares Outstanding	1,146,667	987,778

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	1,050,000	$74,871,081
Purchases of Shares	—	—	250,000	17,796,129
Redemption of Shares	—	—	(100,000)	(7,094,148)
Net Increase (Decrease) due to Share Transactions	—	—	150,000	10,701,981
Distributions	(23,089)	(23,089)		—
Net Comprehensive Income (Loss)	23,508	23,508		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(419)	(419)		419
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,527,180)
Balance at March 31, 2026	$—	$—	1,200,000	$84,046,301

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	900,000	$61,215,080
Purchases of Shares	—	—	200,000	13,698,938
Redemption of Shares	—	—	(100,000)	(6,799,834)
Net Increase (Decrease) due to Share Transactions	—	—	100,000	6,899,104
Distributions	(142,552)	(142,552)		—
Net Comprehensive Income (Loss)	122,723	122,723		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	19,829	19,829		(19,829)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(154,441)
Balance at March 31, 2025	$—	$—	1,000,000	$67,939,914

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$23,508	$122,723
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(2,868)	16,871
Accrued Sponsor’s fee	2,218	3,052
Net cash provided by (used in) operating activities	22,858	142,646
Cash flows from financing activities
Distributions paid to shareholders	(23,089)	(142,552)
Proceeds from purchases of redeemable capital Shares	17,796,129	13,698,938
Redemptions of redeemable capital Shares	(7,094,148)	(6,799,834)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	(34,028)	1,150
Net cash provided by (used in) financing activities	10,644,864	6,757,702
Effect of exchange rate on cash	(1,527,180)	(154,441)
Net change in cash	9,140,542	6,745,907
Cash at beginning of period	74,897,414	61,159,346
Cash at end of period	$84,037,956	$67,905,253

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended March 31,
	2026	2025
Distributions per Share	$0.02	$0.14
Distributions paid	$23,089	$142,552

An income distribution for the month ended March 31, 2026 was paid on April 8, 2026 to holders of record as of April 1, 2026 at a rate of $0.00697 per Share and a total distribution of $8,364.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three months ended March 31, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 0.51%. For the three months ended March 31, 2026, there were Canadian Dollar principal deposits of 24,433,168 and Canadian Dollar principal redemptions of 9,773,267, resulting in an ending Canadian Dollar principal balance of 117,279,170. This equates to 84,037,956 USD. For the year ended December 31, 2025, there were Canadian Dollar principal deposits of 53,752,970 and Canadian Dollar principal redemptions of 39,093,069, resulting in an ending Canadian Dollar principal balance of 102,619,269. This equates to 74,863,592 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Canadian Dollar, as the value of the Shares relates directly to the value of the Canadian Dollars held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2026 was an annual nominal rate of 0.51%. The following chart provides the daily rate paid by the Depository since March 31, 2021:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2026	$0.00711	$71.31	0.01%	0.12%
2/2/2026	$0.00713	$72.18	0.01%	0.12%
3/2/2026	$0.00641	$71.67	0.01%	0.12%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three months ended March 31, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three months ended March 31, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three months ended March 31, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy Although the full and direct impact of these conditions on the Trust's net comprehensive income (loss) during the three months ended March 31, 2026 and 2025, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD) received some support during the first quarter of 2026 from higher energy prices, reflecting Canada’s role as a major energy exporter. Despite this tailwind, the Fund posted negative performance as broad gains in the U.S. dollar placed sustained pressure on the currency. While short‑term Canadian interest rates continued to generate income and helped offset expenses, they remained below U.S. rates and provided limited support. At the same time, geopolitics‑driven risk‑off sentiment reduced investor appetite for the typically more risk‑sensitive CAD. As a result, U.S. dollar strength ultimately drove a modest decline in Fund performance during the quarter.

The Canadian Dollar ended the first quarter of 2025 flat. Despite U.S. dollar weakness due to recession and stagflation concerns, tariff tensions with the US and plunging oil prices kept the lid on gains. With Canada being one of the first targets of President Trump’s tariff policies, the country’s economic outlook soured. Furthermore, turmoil in U.S. financial markets led to a broader risk off move that included commodities, which negatively impacted the CAD given the country is a major energy exporter.

Additionally, the interest rate paid by the Depository has remained flat over the past year to the current interest rate of 0.51%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	50,000	$70.45
February 1, 2026 to February 28, 2026	50,000	$71.43
March 1, 2026 to March 31, 2026	—	$—
Total	100,000	$70.94

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2026	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools