Form 10-Q
period 2026-06-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2026-08-07
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 1,100,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Canadian Dollar deposits, interest bearing	$75,775,086	$74,863,592
Canadian Dollar deposits, non-interest bearing	291	—
US Dollar Cash at Depository	—	33,822
Receivable from accrued interest	30,985	34,039
Total Assets	$75,806,362	$74,931,453
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$—	$34,039
Accrued Sponsor’s fee	23,970	26,333
Total Liabilities	23,970	60,372
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,100,000 and 1,050,000 issued and outstanding, respectively	75,782,392	74,871,081
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$75,806,362	$74,931,453

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$98,817	$194,811	$202,741	$383,840
Total Income	98,817	194,811	202,741	383,840
Expenses
Sponsor’s fee	(76,457)	(84,477)	(156,873)	(150,783)
Total Expenses	(76,457)	(84,477)	(156,873)	(150,783)
Net Comprehensive Income (Loss)	$22,360	$110,334	$45,868	$233,057
Basic and Diluted Earnings (Loss) per Share	$0.02	$0.09	$0.04	$0.21
Weighted-average Shares Outstanding	1,075,275	1,203,297	1,110,773	1,096,133

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	1,200,000	$84,046,301
Purchases of Shares	—	—	100,000	6,959,954
Redemption of Shares	—	—	(200,000)	(14,129,096)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(7,169,142)
Distributions	(23,424)	(23,424)		—
Net Comprehensive Income (Loss)	22,360	22,360		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,064	1,064		(1,064)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,093,703)
Balance at June 30, 2026	$—	$—	1,100,000	$75,782,392

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	1,000,000	$67,939,914
Purchases of Shares	—	—	300,000	21,097,097
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	300,000	21,097,097
Distributions	(110,651)	(110,651)		—
Net Comprehensive Income (Loss)	110,334	110,334		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	317	317		(317)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		4,116,113
Balance at June 30, 2025	$—	$—	1,300,000	$93,152,807

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	1,050,000	$74,871,081
Purchases of Shares	—	—	350,000	24,756,083
Redemption of Shares	—	—	(300,000)	(21,223,244)
Net Increase (Decrease) due to Share Transactions	—	—	50,000	3,532,839
Distributions	(46,513)	(46,513)		—
Net Comprehensive Income (Loss)	45,868	45,868		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	645	645		(645)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,620,883)
Balance at June 30, 2026	$—	$—	1,100,000	$75,782,392

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	900,000	$61,215,080
Purchases of Shares	—	—	500,000	34,796,035
Redemption of Shares	—	—	(100,000)	(6,799,834)
Net Increase (Decrease) due to Share Transactions	—	—	400,000	27,996,201
Distributions	(253,203)	(253,203)		—
Net Comprehensive Income (Loss)	233,057	233,057		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	20,146	20,146		(20,146)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,961,672
Balance at June 30, 2025	$—	$—	1,300,000	$93,152,807

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$45,868	$233,057
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	3,054	7,575
Accrued Sponsor’s fee	(2,363)	9,142
Net cash provided by (used in) operating activities	46,559	249,774
Cash flows from financing activities
Distributions paid to shareholders	(46,513)	(253,203)
Proceeds from purchases of redeemable capital Shares	24,756,083	34,796,035
Redemptions of redeemable capital Shares	(21,223,244)	(6,799,834)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	(34,039)	—
Net cash provided by (used in) financing activities	3,452,287	27,742,998
Effect of exchange rate on cash	(2,620,883)	3,961,672
Net change in cash	877,963	31,954,444
Cash at beginning of period	74,897,414	61,159,346
Cash at end of period	$75,775,377	$93,113,790

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions per Share	$0.02	$0.09	$0.04	$0.23
Distributions paid	$23,424	$110,651	$46,513	$253,203

An income distribution for the month ended June 30, 2026 was paid on July 8, 2026 to holders of record as of July 1, 2026 at a rate of $0.00662 per Share and a total distribution of $7,282.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and six months ended June 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 0.51%. For the six months ended June 30, 2026, there were Canadian Dollar principal deposits of 34,206,435 and Canadian Dollar principal redemptions of 29,319,801, resulting in an ending Canadian Dollar principal balance of 107,505,903. This equates to 75,775,086 USD. For the year ended December 31, 2025, there were Canadian Dollar principal deposits of 53,752,970 and Canadian Dollar principal redemptions of 39,093,069, resulting in an ending Canadian Dollar principal balance of 102,619,269. This equates to 74,863,592 USD.

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of 0.51%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2026	$0.00697	$70.04	0.01%	0.12%
5/1/2026	$0.00693	$71.81	0.01%	0.12%
6/1/2026	$0.00704	$70.95	0.01%	0.12%

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

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Canadian dollar (CAD) delivered negative performance during the second quarter of 2026 as strength in the U.S. Dollar ("USD") outweighed support from elevated oil prices. Middle East tensions initially lifted crude oil prices and supported Canada’s energy-export-driven economy, but easing concerns over supply disruptions following U.S.-Iran ceasefire negotiations, along with lower energy prices later in the quarter, reduced that tailwind. At the same time, the Bank of Canada maintained its policy rate at 2.25% as policymakers balanced soft economic growth against energy-driven inflation pressures. Despite periodic support from commodity markets, broader USD strength amid a more hawkish U.S. interest rate outlook weighed on the Canadian dollar during the period.

The Canadian Dollar (CAD/USD) moved higher in the second quarter of 2025, helped by continued weakness in the USD and a shift in domestic interest rate expectations. Canadian inflation data in June came in stronger than expected, making it less likely that the Bank of Canada will cut rates in July. This gave the CAD a boost, though weak energy prices limited the upside.

The Canadian dollar (CAD) delivered negative performance year-to-date through the second quarter of 2026, as persistent USD strength more than offset the benefits of Canada's commodity exposure. Early in the year, elevated crude oil prices and Canada's position as a major energy exporter provided support for the currency, but those gains were tempered by heightened geopolitical uncertainty and weaker risk appetite. As the year progressed, easing concerns around Middle East supply disruptions reduced support from energy markets, while the Bank of Canada maintained a cautious policy stance amid soft economic growth and inflation pressures tied to higher energy costs. Against this backdrop, expectations for U.S. interest rates to remain higher for longer continued to favor the USD, leaving the Canadian Dollar modestly weaker over the period.

The Canadian Dollar (CAD/USD) appreciated year-to-date through the second quarter of 2025, supported mainly by continued weakness in the USD. In the first quarter of 2025, the CAD remained mostly flat as falling oil prices, tariff tensions with the U.S., and broader risk-off sentiment weighed on performance. However, in the second quarter of 2025, the Canadian Dollar gained ground as inflation data came in stronger than expected, lowering the chances of a Bank of Canada rate cut in July. This shift in interest rate expectations helped the CAD rise, even as oil continued to struggle, but weak energy prices were still a headwind for the pair.

Additionally, the interest rate paid by the Depository has generally remained flat over the past year to the current interest rate at 0.51%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will incur a net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	150,000	$70.27
May 1, 2026 to May 31, 2026	50,000	$71.77
June 1, 2026 to June 30, 2026	—	$—
Total	200,000	$70.65

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ Brian Hartigan
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer, Investment Pools