Form 10-Q
period 2026-09-30
Invesco CurrencyShares Canadian Dollar Trust
filed 2026-11-06
CIK 1353612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2026: 950,000

INVESCO CURRENCYSHARES® CANADIAN DOLLAR TRUST

QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Canadian Dollar deposits, interest bearing	$65,396,022	$74,863,592
US Dollar Cash at Depository	—	33,822
Receivable from accrued interest	28,671	34,039
Total Assets	$65,424,693	$74,931,453
Liabilities
Canadian Dollar deposits, non-interest bearing, overdrawn	$167	$34,039
Accrued Sponsor’s fee	22,180	26,333
Total Liabilities	22,347	60,372
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 950,000 and 1,050,000 issued and outstanding, respectively	65,402,346	74,871,081
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$65,424,693	$74,931,453

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$92,348	$209,051	$295,089	$592,891
Total Income	92,348	209,051	295,089	592,891
Expenses
Sponsor’s fee	(71,455)	(93,541)	(228,328)	(244,324)
Total Expenses	(71,455)	(93,541)	(228,328)	(244,324)
Net Comprehensive Income (Loss)	$20,893	$115,510	$66,761	$348,567
Basic and Diluted Earnings (Loss) per Share	$0.02	$0.09	$0.06	$0.30
Weighted-average Shares Outstanding	994,565	1,307,609	1,071,612	1,167,399

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2026	$—	$—	1,100,000	$75,782,392
Purchases of Shares	—	—	300,000	20,951,398
Redemption of Shares	—	—	(450,000)	(31,373,476)
Net Increase (Decrease) due to Share Transactions	—	—	(150,000)	(10,422,078)
Distributions	(20,890)	(20,890)		—
Net Comprehensive Income (Loss)	20,893	20,893		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	(3)	(3)		3
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		42,029
Balance at September 30, 2026	$—	$—	950,000	$65,402,346

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	1,300,000	$93,152,807
Purchases of Shares	—	—	50,000	3,536,076
Redemption of Shares	—	—	(50,000)	(3,544,060)
Net Increase (Decrease) due to Share Transactions	—	—	—	(7,984)
Distributions	(121,922)	(121,922)		—
Net Comprehensive Income (Loss)	115,510	115,510		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	6,412	6,412		(6,412)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(1,793,125)
Balance at September 30, 2025	$—	$—	1,300,000	$91,345,286

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	1,050,000	$74,871,081
Purchases of Shares	—	—	650,000	45,707,481
Redemption of Shares	—	—	(750,000)	(52,596,720)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(6,889,239)
Distributions	(67,403)	(67,403)		—
Net Comprehensive Income (Loss)	66,761	66,761		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	642	642		(642)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,578,854)
Balance at September 30, 2026	$—	$—	950,000	$65,402,346

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	900,000	$61,215,080
Purchases of Shares	—	—	550,000	38,332,111
Redemption of Shares	—	—	(150,000)	(10,343,894)
Net Increase (Decrease) due to Share Transactions	—	—	400,000	27,988,217
Distributions	(375,125)	(375,125)		—
Net Comprehensive Income (Loss)	348,567	348,567		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	26,558	26,558		(26,558)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		2,168,547
Balance at September 30, 2025	$—	$—	1,300,000	$91,345,286

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$66,761	$348,567
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	5,368	13,815
Accrued Sponsor’s fee	(4,153)	9,295
Net cash provided by (used in) operating activities	67,976	371,677
Cash flows from financing activities
Distributions paid to shareholders	(67,403)	(375,125)
Proceeds from purchases of redeemable capital Shares	45,707,481	38,332,111
Redemptions of redeemable capital Shares	(52,596,720)	(10,343,894)
Increase (decrease) in payable for Canadian Dollar deposits overdrawn	(33,872)	—
Net cash provided by (used in) financing activities	(6,990,514)	27,613,092
Effect of exchange rate on cash	(2,578,854)	2,168,547
Net change in cash	(9,501,392)	30,153,316
Cash at beginning of period	74,897,414	61,159,346
Cash at end of period	$65,396,022	$91,312,662

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Canadian Dollar Trust

Notes to Unaudited Financial Statements

September 30, 2026

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the Canadian Dollar plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Canadian Dollars. The Trust’s assets primarily consist of Canadian Dollar deposits held on demand in two deposit accounts maintained by the Depository: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at the Depository on the Statements of Financial Condition.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions per Share	$0.02	$0.09	$0.06	$0.32
Distributions paid	$20,890	$121,922	$67,403	$375,125

An income distribution for the month ended September 30, 2026 was paid on October 7, 2026 to holders of record as of October 1, 2026 at a rate of $0.00660 per Share and a total distribution of $6,270.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2026 and 2025 was the Sponsor’s fee.

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

Note 4 - Canadian Dollar Deposits

Canadian Dollar principal deposits are held in a Canadian Dollar-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 0.51%. For the nine months ended September 30, 2026, there were Canadian Dollar principal deposits of 63,526,227 and Canadian Dollar principal redemptions of 73,299,493, resulting in an ending Canadian Dollar principal balance of 92,846,003. This equates to 65,396,022 USD. For the year ended December 31, 2025, there were Canadian Dollar principal deposits of 53,752,970 and Canadian Dollar principal redemptions of 39,093,069, resulting in an ending Canadian Dollar principal balance of 102,619,269. This equates to 74,863,592 USD.

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

Note 8 - Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust. The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2026 was an annual nominal rate of 0.51%. The following chart provides the daily rate paid by the Depository since September 30, 2021:

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

FXC Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/1/2026	$0.00662	$68.89	0.01%	0.12%
8/3/2026	$0.00692	$69.67	0.01%	0.12%
9/1/2026	$0.00698	$70.51	0.01%	0.12%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust's financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which may be considered to be unusual or infrequent events. For the three and nine months ended September 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and nine months ended September 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Canadian Dollar (CAD) delivered modestly negative performance during the third quarter of 2026. The currency strengthened through much of the summer as the U.S. dollar softened, Canadian economic data improved and elevated oil prices supported Canada’s terms of trade. However, those gains reversed late in the quarter as the Federal Reserve raised rates in September while the Bank of Canada held its policy rate steady, widening the interest-rate advantage in favor of the US. Renewed Canada-US trade tensions and concerns about the durability of Canada’s economic recovery also weighed on the Canadian dollar toward quarter-end.

The Canadian Dollar (CAD/USD) declined in the third quarter of 2025. Weak employment data, a softer inflation print, a large miss in the second quarter of 2025 annualized GDP, and tariff-related headwinds all weighed on the CAD. The Bank of Canada also cut interest rates by 0.25% in September. While USD weakness provided some support in the first half of the year, the USD’s regained strength during the quarter added pressure on the CAD. Furthermore, with Canada being a major oil exporter, falling energy prices amid mounting concerns about an upcoming global oil supply overhang continued to cap the pair.

The Canadian Dollar (CAD) delivered negative performance year-to-date through the third quarter of 2026 as persistent U.S. dollar strength and a wide interest-rate differential outweighed support from elevated oil prices. Earlier in the year, geopolitical uncertainty, softer Canadian growth and concerns about trade with the US pressured the currency, while the Bank of Canada maintained a cautious policy stance. The Canadian Dollar recovered during parts of the summer as domestic economic data improved, oil prices remained firm and the U.S. dollar weakened, but the advance reversed late in the third quarter after the September Federal Reserve rate hike widened the policy-rate gap with Canada. Renewed trade uncertainty and lingering concerns about subdued Canadian growth added to the pressure, leaving the currency weaker over the period.

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

Additionally, the interest rate paid by the Depository has generally remained flat over the past year to the current interest rate at 0.51%, as set forth in the FXC Rate Chart above. As long as the interest income, if any, exceeds the Sponsor's fee and the interest expense on currency deposits, the Trust will generate net comprehensive income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Canadian Dollar/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Canadian Dollars held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust's quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust's redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	200,000	$69.15
August 1, 2026 to August 31, 2026	150,000	$70.37
September 1, 2026 to September 30, 2026	100,000	$69.88
Total	450,000	$69.72

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Canadian Dollar Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 5, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 5, 2026	By:	/s/ LORI ANELLO
	Name:	Lori Anello
	Title:	Principal Financial and Accounting Officer, Investment Pools